Form 10-Q
period 1996-04-30
WEST COAST ENTERTAINMENT CORP
filed 1996-06-24
CIK 1005858

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(Mark One)

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1996

                                     OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to _____________

                Commission file number 0- 28072
                                          -----

                    West Coast Entertainment Corporation
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  DELAWARE                               04-3278751
- ---------------------------------------------   -----------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer I.D. No.)
or organization)

9990 Global Road, Philadelphia, Pennsylvania             19115
- --------------------------------------------             -----
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code  (215) 677-1000
                                                    --------------

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes         No    X              (not subject to such
                   ----         -----            filing requirements
                                                 for the past 90 days)

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding at June 1, 1996
                -----                   ---------------------------
        Common Stock, $.01
        par value per share                     12,020,848

              WEST COAST ENTERTAINMENT CORPORATION

                             INDEX



Part I. -  Financial Information                             Page No.



Consolidated Balance Sheets -
     As of April 30, 1996 and January 31, 1996                      3

Consolidated Statements of Operations -
     First Quarter Ended April 30, 1996 and April 30, 1995          4

Consolidated Statements of Cash Flows -
     First Quarter Ended April 30, 1996 and April 30, 1995          5

Notes to Consolidated Financial Statements                        6-7

Management's Discussion and Analysis of
     Financial Condition and Results of Operations               8-12


Part II. - Other Information                                    13-14

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    WEST COAST ENTERTAINMENT CORPORATION
                         CONSOLIDATED BALANCE SHEET
                    (in thousands, except for par value)





                                                                    APRIL 30,           JANUARY 31,
                                                                      1996                 1996
                                                                   -----------          -----------
                                                                   (unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                                                $207                $611
  Accounts receivable                                                     1,064               1,085
  Merchandise inventory                                                     538                 504
  Prepaid expenses and other current assets                                  40                 151
                                                                        -------             -------
    Total current assets                                                  1,849               2,351

Videocassette rental inventory, net of amortization                       1,693               1,509
Furnishings, equipment and leasehold improvements, net                    1,164               1,235
Other assets                                                              6,871               4,258
Intangible assets, net of accumulated amortization                        6,834               6,967
Deferred tax asset                                                          195                 195
                                                                        -------             -------
    Total assets                                                        $18,606             $16,515
                                                                        =======             =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt                                      $2,091              $2,091
  Accounts payable                                                        1,597               1,327
  Accrued expenses and other liabilities                                  5,971               4,686
  Income taxes                                                              798                 760
  Advances from shareholders                                                  0                   7
                                                                        -------             -------
    Total current liabilities                                            10,457               8,871

Long-term debt (net of current portion)                                   7,505               7,101
                                                                        -------             -------
    Total liabilities                                                    17,962              15,972

Stockholder's equity:
  Common stock ($0.01 par value, 4,756 shares
    outstanding at April 30, 1996 and January 31, 1996)                      48                  48
  Additional paid in capital                                                911                 911
  Accumulated deficit                                                      (315)               (416)
                                                                        -------             -------
    Total stockholder's equity                                              644                 543
                                                                        -------             -------
    Total liabilities and stockholder's equity                          $18,606             $16,515
                                                                        =======             =======


See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                  (unaudited)


                                                                        First Quarter
                                                                            Ended
                                                                 ----------------------------
                                                                 April 30,          April 30,
                                                                    1996               1995
                                                                 --------           ---------
Revenues:
  Rental revenue                                                    $2,414             $2,351
  Merchandise sales                                                    931                324
  Franchise fees                                                     1,377                  0
                                                                    ------             ------
    Total revenues                                                   4,722              2,675

Operating costs and expenses:
  Store operating expenses                                           1,473              1,564
  Cost of goods sold                                                   693                132
  Amortization of videocassette and video game rental
    inventory                                                          386                516
  General and administrative                                         1,586                241
  Intangible amortization                                              133                  0
                                                                    ------             ------
    Total operating costs and expenses                               4,271              2,453
                                                                    ------             ------
Net operating income                                                   451                222

Interest expense                                                       285                 37

Other, net                                                              (9)                 0
                                                                    ------             ------
Income before provision for income taxes                               175                185

Income taxes                                                            74                 50
                                                                    ------             ------
Net income                                                            $101               $135
                                                                    ======             ======
Historical pro forma net income per share                            $0.02              $0.03
                                                                    ======             ======

See accompanying notes to financial statements

                     WEST COAST ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                 (unaudited)


                                                                   First Quarter Ended
                                                              -----------------------------
                                                              April 30,           April 30,
                                                                1996                1995
                                                              ---------           ---------
Cash flows from operating activities:
  Net income                                                    $101                 $135
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of videocassette rental inventory               386                  516
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                       104                   96
    Amortization of intangible assets                            133                    0
    Changes in assets and liabilities:
      Accounts receivable                                         21                    0
      Merchandise inventories                                    (34)                 (22)
      Prepaid expenses and other assets                          111                 (142)
      Accounts payable                                           270                   44
      Accrued expenses and other liabilities                   1,278                   63
      Income taxes                                                38                   50
                                                              ------                 ----
    Net cash provided by operating activities                  2,408                  740
                                                              ------                 ----
Cash flows from investing activities:
  Purchase of property and equipment                             (33)                 (47)
  Purchase of videocassette rental inventory                    (570)                (537)
  Changes in other assets related to acquisitions             (1,318)                   0
                                                              ------                 ----
    Net cash (used in) investing activities                   (1,921)                (584)
                                                              ------                 ----
Cash flows from financing activities:
  Proceeds from long-term debt                                   800                  100
  Repayment of long-term debt                                   (396)                 (65)
  Shareholder (distributions)                                      0                  (19)
  Changes in other assets related to financing                (1,295)                   0
                                                              ------                 ----
    Net cash provided by (used) in financing activities         (891)                  16
                                                              ------                 ----
Net increase (decrease) in cash and cash equivalents            (404)                 172
                                                              ------                 ----
Cash and cash equivalents, beginning of period                   611                   27
                                                              ------                 ----
Cash and cash equivalents, end of period                        $207                 $199
                                                              ======                 ====
Supplemental cash flow data:
    Interest paid                                               $285                  $37
                                                              ======                 ====

See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 1996 (Unaudited)

1       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's registration statement on Form S-1 as declared effective by the SEC on May 9, 1996.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

        In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the year ending January 31, 1997.

        Unaudited historical pro forma net income per share has been calculated for each of the three month periods ended April 30, 1995 and 1996 by dividing the respective unaudited historical pro forma net income amounts by the weighted average number of shares of common stock outstanding (4,756,000 at April 30, 1995 and 1996). Unaudited historical pro forma net income per share reflects an adjustment to the consolidated statement of operations to give effect to the merger transaction and as discussed below the 0.340 reverse stock split as if they had occurred as of February 1, 1995. Accordingly, the historical pro forma income tax provision and historical pro forma net income have been calculated as if each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during each period presented.

2       Initial Public Offering of Common Stock and Acquisitions

        On May 14, 1996 the Company completed its initial public offering of 5,400,000 shares of common stock. Concurrently with the closing of the offering, which occurred on May 17, 1996, the Company acquired 171 video specialty stores, including 13 stores owned by franchisees of the Company together with franchisor's rights in regard to 20 additional stores franchised by one of the companies acquired. The aggregate consideration paid, excluding certain fees and contingent considerations relating to newly opened stores, was $76.4 million, consisting of $52.4 million paid in cash and $24.0 million payable in shares of common stock.

                      WEST COAST ENTERTAINMENT CORPORATION

April 30, 1996 (Unaudited)

3       Videocassette Rental Inventory

        Videocassette rental inventory and related amortization are as follows (in thousands):

                                    Three months ended    Three months ended
                                      April 30, 1996        April 30, 1995
                                      --------------        --------------
Videocassette rental inventory           $  3,868              $  3,031
Accumulated amortization                   (2,175)               (1,546)
                                         --------              --------
                                         $  1,693              $  1,485
                                         ========              ========


4       Pro Forma Information

        The following unaudited pro forma information presents the results of operations as though the aforementioned acquisitions had occurred as of the beginning of the periods presented. The pro forma income tax provision and pro forma net income have been calculated as if each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during both periods presented. Additionally, with respect to the three month period ended April 30, 1995, the unaudited pro forma information includes the revenue and net income of a business acquired on July 12, 1995 as if that acquisition had occurred coincidentally with the period beginning February 1, 1995.

        Pro forma net income per share has been calculated by dividing the respective pro forma net income by the pro forma weighted average number of common shares outstanding during the period after giving effect to
        (i) the 0.340 reverse stock split approved by the Board of Directors on May 14, 1996, (ii) the shares issued or to be issued as contingent consideration in conjunction with the aforementioned acquisitions, (iii) repayment of all existing outstanding debt, (iv) borrowings under a new credit facility, (v) the impact of a detachable warrant with a primary supplier of rental videocassettes and (vi) a portion of a convertible note which was converted into shares of the Company's common stock as if the initial public offering had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share is 12,322,075.


                                Three months ended    Three months ended
                                  April 30, 1996        April 30, 1995
                                  --------------        --------------
                                    (in thousands, except share data)
Pro forma revenues                $ 23,306              $ 21,587
Pro forma net income                 1,487                 1,254
Pro forma net income per share    $   0.12              $   0.10

                      WEST COAST ENTERTAINMENT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended April 30, 1996 compared to Three Months ended April 30, 1995

Revenues

Revenues increased $2.0 million, or 74.1 %, from $2.7 million for the three months ended April 30, 1995 to $4.7 million for the three months ended April 30, 1996. Of this increase, approximately $1.4 million of franchise fees and $0.5 million of associated product sales was contributed by the Company's franchise-related operations following the acquisition on July 12, 1995 of the operating assets of the WCEI Companies relating to the West Coast Video franchise system (hereinafter, the "franchise business"). Merchandise and other sales increased an additional $0.1 million due to a video game store acquired from the WCEI Companies and an increase in merchandise and other sales in existing stores.


Store Operating Expenses

Store operating expenses net of amortization of videocassette rental inventory decreased $0.1 million, or 6.2%, from $1.6 million for the three months ended April 30, 1995 to $1.5 million for the three months ended April 30, 1996. As a percentage of total revenues, store operating expenses decreased 27.4 percentage points from 59.3% for the three months ended April 30, 1995 to 31.9% for the three months ended April 30, 1996. In addition, as a percentage of rental revenues and merchandise and other sales (excluding franchise fees), store operating costs decreased 13.8 percentage points, from 59.3% for the three months ended April 30, 1995 to 45.5% for the three months ended April 30, 1996. These changes are primarily the effect of the acquisition of the franchise business which contributed $1.9 million of total revenues ($1.4 million of franchise fees and $0.5 million of merchandise and other sales) during the period, but which involve virtually no store operating expenses.

Cost of Sales

Cost of sales increased $0.6 million, or 600%, from $0.1 million for the three months ended April 30, 1995 to $0.7 million for the three months ended April 30, 1996, primarily as a result of the acquisition of the franchise business (which accounted for $0.5 million or 83.3% of the increase) and to increased costs of $0.1 million or 16.7% of the change in cost of sales, resulting from increased sales. As a percentage of total revenues, cost of sales increased by
11.2 percentage points, from 3.7% for the three months ended April 30, 1995 to 14.9% for the three months ended April 30, 1996, due primarily to a change in the mix of total revenues in favor of merchandise and other sales and the acquisition of the franchise business. The franchise business had merchandise and other sales that were 26.3% of its total revenues, which is higher than the comparable percentage for the Company historically (12.5%). As a percentage of merchandise and other sales, cost of sales increased by 44.5 percentage points, from 33.3% for the three months ended April 30, 1995 to 77.8% for the three months ended April 30, 1996, primarily because sales to franchisees are made at substantially lower margins (17.6%) than sales to customers.

                      WEST COAST ENTERTAINMENT CORPORATION

Amortization of Videocassette and Video Game Rental Inventory

Amortization of videocassette and video game rental inventory decreased $0.1 million, or 20.0%, from $0.5 million in the prior year period to $0.4 million for the current year quarter. As a percentage of rental revenues, this amortization decreased 4.1 percentage points, from 20.8% for the quarter ended April 30, 1995 to 16.7% for the quarter ended April 30, 1996. This reflects a change in the mix of movies purchased during the period, from those requiring a shorter amortization period (in 1995) to those which necessitate longer amortization (in 1996).

General and Administrative Expense

General and administrative expenses, including intangible amortization, increased $1.5 million, or 750%, from $0.2 million in the prior year period to $1.7 million in the quarter ended April 30, 1996. As a percentage of total revenues, general and administrative expenses increased 28.8 percentage points from 7.4% for the quarter ended April 30, 1995 to 36.2% in the current year quarter. This change resulted from increased head count and non-store operating costs from the acquisition of the franchise business totaling $1.4 million. General and administrative expenses of the franchise business equaled 70.0% of its total revenues because the principal cost of its business is the administrative cost of providing support services to franchisees.

Non-Operating Expense

Non-operating expense increased $0.26 million to $0.3 million, a 650% increase from $.04 million recorded in the prior year period. Interest expense comprises virtually all of this total. As a percentage of total revenues, interest expense increased 5.0 percentage points from the previous year level of 1.4% to equal 6.4% for the quarter ended April 30, 1996. The increase is attributable to additional interest expense incurred in connection with the acquisition of the franchise business.

Net Income

As a result of the foregoing, net income remained unchanged at $0.1 million for the quarter ended April 30, 1996.

Certain Factors That May Affect Future Results:

The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

The Company's rapid growth, particularly its acquisition in May 1996 of 11 chains operating 172 video specialty stores and franchising an additional 20 stores, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster Entertainment, having significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events and other factors that may affect retailers in general. There can be no

                      WEST COAST ENTERTAINMENT CORPORATION
assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The costs of integrating newly acquired stores onto the Company's systems may vary from the amounts assumed for purposes of the Company's pro forma financial statements. The Company's management does not have significant experience in operating a company as large as the Company now is. The Company's Common Stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.

PRO FORMA RESULTS OF OPERATIONS

Revenues

Revenues increased by $1.7 million or 7.9% from $21.6 million for the three months ended April 30, 1995 to $23.3 million for the three months ended April 30, 1996. This increase in revenues was mainly due to the opening of additional stores that accounted for a net increase of $1.6 million in 1996 compared to 1995. In addition, comparative stores had an increase of $0.1 million in 1996 compared to the same period in 1995.

Net Income

Pro Forma net income increased by $0.2 million or 15.4% from $1.3 million for the three months ended April 30, 1995 to $1.5 million for the three months ended April 30, 1996. This increase in net income was primarily attributable to an increase in revenues in 1996 over the comparable prior year period. In addition, total costs and expenses (excluding interest and other expenses) decreased as a percentage of revenues by 1.8 percentage points from 89.4% for the first quarter of 1995 to 87.6% for the first quarter of 1996. This was mainly due to the opening of additional stores and growth of revenues at a rate faster than the corresponding increases in expenses from those stores.

                      WEST COAST ENTERTAINMENT CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 1996, the Company had net cash provided by operating activities of $2.4 million, net cash used in investing activities of $1.9 million (consisting primarily of cash used to purchase videocassette rental inventory of $0.6 million, and $1.3 million of deferred acquisition costs associated with the acquisitions of new stores acquired on May 17, 1996) and net cash used in financing activities of $0.9 million (consisting of $0.4 million of net borrowings offset by $1.3 million of deferred costs associated with the public offering which occurred on May 14, 1996) resulting in a net decrease in cash and cash equivalents of $0.4 million.

Prior to May 1996, the Company funded its operations and acquisitions through cash provided by operating activities, bank loans guaranteed by its existing stockholders, loans and lines of credit from videocassette and interactive electronic entertainment products suppliers, and financing provided by sellers in connection with certain acquisitions. On May 14, 1996 the Company raised net proceeds of $65.3 million in the Public Offering, refinanced its outstanding bank debt through the Credit Facility (as defined below), paid down all of its other outstanding indebtedness, and consummated the Recent Acquisitions (as defined more fully in the Company's Registration Statement declared effective by the Securities and Exchange Commission on May 9, 1996), which it expects will increase its future flows of cash provided by operating activities. The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under the Credit Facility (as defined below). Management believes that these sources of cash will be sufficient to meet the Company's operating needs for at least the next 12 months.

The Company expects to finance the acquisition and development of additional stores and the build-out of new stores and leasehold improvements in acquired and new stores with cash provided by operations, seller financing, issuance of additional equity shares and by accessing proceeds of the $60 million Credit Facility from PNC Bank, National Association, ("PNC Bank"). The credit facility consists of a two-year revolving credit facility followed by a three-year term loan. Borrowings under the facility are available for working capital, capital expenditures, refinancing of existing indebtedness and for certain permitted acquisition financing. The maximum amount available for borrowing at any time will equal 2.75 times the Company's operating cash flow (as defined for the purposes of the Credit Facility) during the previous four quarters. At the Company's option, interest rates will vary from either PNC Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate, in each case depending on the ratio of the Company's total debt to operating cash flow, as defined. Borrowings are secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries. Borrowings are subject to various conditions including compliance with certain financial tests and ratios.

Build-out costs for new stores are expected to range from $200,000 to $250,000 per store. The aggregate costs of converting acquired stores to West Coast signage and format are expected to be approximately $2.3 million over an 18-month period through November 1997. The aggregate costs of upgrading West Coast's management information systems and integrating acquired stores onto such systems are expected to be approximately $0.9 million over such period. Over the next two years the Company will make additional payments in cash and Common Stock, currently estimated for the purpose of the Company's pro forma financial statements at $3.4 million in the aggregate, to the sellers of 19 stores being purchased in connection with the Acquisitions at formulaic purchase prices based on certain financial measurements for such stores in future periods. The Company has options to purchase an additional four stores at similar formulaic prices.

                      WEST COAST ENTERTAINMENT CORPORATION

The Company may also seek additional debt financing or equity capital through private or public offerings of securities. The availability of debt financing or equity capital will depend upon prevailing market conditions, the market price of the Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video specialty stores to sustain the Company's recent rates of growth.

Videocassette and interactive electronic entertainment product rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity. Due to the accounting treatment of videocassette and interactive electronic entertainment products rental inventory as a noncurrent asset, the Company expects to operate with a working capital deficit following this offering.

                      WEST COAST ENTERTAINMENT CORPORATION


                                    PART II
                               OTHER INFORMATION



Item 1.         Legal Proceedings
                        Not Applicable

Item 2.         Changes in Securities
                        None

Item 3.         Defaults Upon Senior Securities
                        Not Applicable

Item 4.         Submission of Matters to a Vote of the Security Holders
                        Not Applicable

Item 5.         Other Information
                        None

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Exhibits

                        10.65   -       Credit Agreement by and among the
                                        Registrant and its subsidiaries (the
                                        "Borrowers") and PNC Bank, National
                                        Association, as agent for itself and for
                                        certain other participants to be
                                        subsequently ascertained (the "Lenders")
                                        dated May 17, 1996 (incorporated by
                                        reference to current report on Form 8-K
                                        dated May 17, 1996 and filed on June 4,
                                        1996)

                        10.66   -       Revolving Credit Note dated May 17, 1996
                                        issued by the Borrowers to the Lenders
                                        (incorporated by reference to current
                                        report on Form 8-K dated May 17, 1996
                                        and filed on June 4, 1996)

                        10.67   -       Term Note dated May 17, 1996 issued by
                                        the Borrowers to the Lenders
                                        (incorporated by reference to current
                                        report on Form 8-K dated May 17, 1996
                                        and filed on June 4, 1996)

                        10.68   -       Pledge Agreement dated May 17, 1996
                                        between the Borrowers and the Lenders
                                        (incorporated by reference to current
                                        report on Form 8-K dated May 17, 1996
                                        and filed on June 4, 1996)

                        10.69   -       Security Agreement dated May 17, 1996
                                        between the Borrowers and the Lenders
                                        (incorporated by reference to current
                                        report on Form 8-K dated May 17, 1996
                                        and filed on June 4, 1996)

                        27.0    -       Financial Data Schedule

                (b)  Reports on Form 8-K:

                On June 4, 1996, the Company filed a Form 8-K dated May 17, 1996 reporting that it had acquired eleven businesses for total consideration of approximately $76.4 million (including 1,843,720 shares of its Common Stock), had issued an additional 5,400,000 shares in a public offering and had closed a $60,000,000 bank credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEST COAST ENTERTAINMENT
                                        CORPORATION



Date:   June 24, 1996        By:     /s/ T. Kyle Standley
                                     --------------------
                                     T. Kyle Standley, President and
                                     Chief Executive Officer
                                     (principal executive officer)

Date:   June 24, 1996        By:     /s/ Jerry L. Misterman
                                     ----------------------
                                     Jerry L. Misterman, Vice President Finance
                                     (principal financial officer)

                                EXHIBIT INDEX

Exhibit No.             Description
- -----------             -----------

  10.65   -             Credit Agreement by and among the
                        Registrant and its subsidiaries (the
                        "Borrowers") and PNC Bank, National
                        Association, as agent for itself and for
                        certain other participants to be
                        subsequently ascertained (the "Lenders")
                        dated May 17, 1996 (incorporated by
                        reference to current report on Form 8-K
                        dated May 17, 1996 and filed on June 4,
                        1996)

  10.66   -             Revolving Credit Note dated May 17, 1996
                        issued by the Borrowers to the Lenders
                        (incorporated by reference to current
                        report on Form 8-K dated May 17, 1996
                        and filed on June 4, 1996)

  10.67   -             Term Note dated May 17, 1996 issued by
                        the Borrowers to the Lenders
                        (incorporated by reference to current
                        report on Form 8-K dated May 17, 1996
                        and filed on June 4, 1996)

  10.68   -             Pledge Agreement dated May 17, 1996
                        between the Borrowers and the Lenders
                        (incorporated by reference to current
                        report on Form 8-K dated May 17, 1996
                        and filed on June 4, 1996)

  10.69   -             Security Agreement dated May 17, 1996
                        between the Borrowers and the Lenders
                        (incorporated by reference to current
                        report on Form 8-K dated May 17, 1996
                        and filed on June 4, 1996)

  27.0    -             Financial Data Schedule