Form 10-Q
period 1996-07-31
WEST COAST ENTERTAINMENT CORP
filed 1996-09-16
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number 0-28072

                      West Coast Entertainment Corporation
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    04-3278751
   (State or other jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)


9990 Global Road, Philadelphia, Pennsylvania                             19115
(Address of principal executive offices)                                Zip Code

Registrant's telephone number, including area code  (215) 677-1000

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---



             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                      Outstanding at September 9, 1996

             Common Stock, $.01                           12,070,239
             par value per share

                      WEST COAST ENTERTAINMENT CORPORATION

                                      INDEX


Part I.        - Financial Information                                  Page No.

     Item 1.   - Financial Statements


       Consolidated Balance Sheets -
         As of July 31, 1996 and January 31, 1996

       Consolidated Statements of Operations -
         Three and Six Months Ended July 31, 1996 and 1995

       Consolidated Statements of Cash Flows -
          Six Months Ended July 31, 1996 and 1995

       Notes to Consolidated Financial Statements


     Item 2.   - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.


Part II.       - Other Information

     Item 1.   - Legal Proceedings

     Item 6.   - Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT FOR PAR VALUE)




                                                             JULY 31,      JANUARY 31,
                                                               1996           1996
                                                             --------       --------
                                                            (unaudited)
Assets:

Current assets:
  Cash and cash equivalents                                  $  2,335       $    611
  Accounts receivable                                           1,470          1,085
  Merchandise inventory                                         2,752            504
  Prepaid expenses and other current assets                       841            151
                                                             --------       --------

    Total current assets                                        7,398          2,351

Videocassette rental inventory, net of amortization            15,265          1,509
Furnishings, equipment and leasehold improvements, net          6,091          1,235
Other assets                                                    1,541          4,258
Intangible assets, net of accumulated amortization             77,197          6,967
Deferred tax asset                                                  0            195
                                                             --------       --------

    Total assets                                             $107,492       $ 16,515
                                                             ========       ========

Liabilities and Stockholder's Equity:

Current liabilities:
  Current portion of long-term debt                          $     23       $  2,091
  Accounts payable                                              7,947          1,327
  Accrued expenses and other liabilities                        6,069          4,686
  Income taxes                                                  1,314            760
  Advances from shareholders                                        0              7
                                                             --------       --------

    Total current liabilities                                  15,353          8,871

Long-term debt (net of current portion)                         4,502          7,101
Deferred tax liability                                            447              0
Other long-term liabilities                                        48              0
                                                             --------       --------

    Total liabilities                                          20,350         15,972

Stockholder's equity:
  Common stock ($0.01 par value, 12,070 shares
    outstanding at July 31, 1996 and 4,756 shares
    outstanding at January 31, 1996)                              121             48
  Preferred stock ($0.01 par value, 2,000 shares
    authorized, no shares issued)                                   0              0
  Additional paid in capital                                   86,397            911
  Accumulated surplus/(deficit)                                   624           (416)
                                                             --------       --------

    Total stockholder's equity                                 87,142            543
                                                             --------       --------

    Total liabilities and stockholder's equity               $107,492       $ 16,515
                                                             ========       ========

See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                               Three months ended             Six months ended
                                                                    July 31                        July 31
                                                            ------------------------       ------------------------
                                                              1996            1995           1996            1995
                                                            --------        --------       --------        --------
Revenues:
  Rental revenue                                            $ 14,957        $  2,164       $ 17,371        $  4,515
  Merchandise and other sales                                  1,787             339          2,718             663
  Franchise fees                                                 933             332          2,310             332
                                                            --------        --------       --------        --------

    Total revenues                                            17,677           2,835         22,399           5,510

Operating costs and expenses:
  Store operating expenses                                     7,531           1,500          9,004           3,064
  Cost of goods sold                                           1,094             151          1,787             283
  Amortization of videocassette and video game rental
    inventory                                                  2,818             455          3,204             971
  General and administrative                                   3,102             532          4,688             773
  Intangible amortization                                        856              22            989              22
                                                            --------        --------       --------        --------

    Total operating costs and expenses                        15,401           2,660         19,672           5,113
                                                            --------        --------       --------        --------

Income from operations                                         2,276             175          2,727             397

Interest expense                                                 223             100            508             137
Other, net                                                       (59)              0            (68)              0
                                                            --------        --------       --------        --------

Income before provision for income taxes and
 extraordinary item                                            2,112              75          2,287             260

Provision for income taxes                                       929              46          1,003              96
                                                            --------        --------       --------        --------

Income before extraordinary item                               1,183              29          1,284             164

Extraordinary item (net of
 income tax benefit of $156)                                    (244)              0           (244)              0
                                                            --------        --------       --------        --------

Net income                                                  $    939        $     29       $  1,040        $    164
                                                            ========        ========       ========        ========

Income per common share data:

Income before extraordinary item                            $   0.11        $   0.01       $   0.16        $   0.03
                                                            ========        ========       ========        ========
Extraordinary item                                            ($0.02)       $   0.00         ($0.03)       $   0.00
                                                            ========        ========       ========        ========
Net income                                                  $   0.09        $   0.01       $   0.13        $   0.03
                                                            ========        ========       ========        ========
Weighted average shares outstanding                           11,089           4.756          7,957           4.756
                                                            ========        ========       ========        ========

See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                       Six months ended
                                                                           July 31
                                                                ------------------------------
                                                                     1996            1995
                                                                     ----            ----
Cash flows from operating activities:
  Net income                                                     $  1,040        $    164
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of videocassette rental inventory                  3,204             971
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                            370             193
    Amortization of intangible assets                                 989              23
    Changes in assets and liabilities:
      Accounts receivable                                             131              39
      Merchandise inventories                                         135              11
      Prepaid expenses and other assets                              (486)            (23)
      Accounts payable                                                534             154
      Accrued expenses and other liabilities                       (1,991)            214
      Income taxes                                                    554              50
                                                                 --------        --------

    Net cash provided by operating activities                       4,480           1,796
                                                                 --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                                 (141)            (65)
  Purchase of videocassette rental inventory                       (5,395)         (1,065)
  Purchase of retail video stores, net of cash acquired           (54,932)              0
  Purchase of franchising business, net of cash acquired                0          (3,453)
  Changes in other assets related to acquisitions                       0            (177)
                                                                 --------        --------

    Net cash used in investing activities                         (60,468)         (4,760)
                                                                 --------        --------

Cash flows from financing activities:
  Proceeds from long-term debt                                      5,600           5,665
  Repayment of long-term debt                                     (10,267)         (1,684)
  Proceeds from issuance of common stock, net                      63,079               0
  Shareholder distributions                                             0             (39)
  Changes in other assets related to financing                       (700)           (177)
                                                                 --------        --------

    Net cash provided by financing activities                      57,712           3,765
                                                                 --------        --------

Net increase in cash and cash equivalents                           1,724             801

Cash and cash equivalents, beginning of period                        611              45
                                                                 --------        --------

Cash and cash equivalents, end of period                         $  2,335        $    846
                                                                 ========        ========

Supplemental cash flow data:
  Interest paid                                                  $    508        $    137
                                                                 ========        ========
  Income taxes paid                                              $    293        $      0
                                                                 ========        ========

See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1996 (Unaudited)


1        Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's ("the Company") registration statement on Form S-1 as declared effective by the SEC on May 9, 1996.

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

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and six month periods ended July 31, 1996 are not necessarily indicative of the results to be expected for the year ending January 31, 1997.

         For purposes of determining income per common share data for the three and six month periods ended July 31, 1995 the income tax provisions have been adjusted as if each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation from February 1, 1995 to July 12, 1995.

         Income per common share data has been calculated utilizing the weighted average number of common shares outstanding after giving effect to the 0.340-for-1 reverse stock split, which was approved by the Board of Directors on May 14, 1996, as if it had occurred as of February 1, 1995. In addition, shares to be issued as contingent consideration in conjunction with the Recent Acquisitions (Note 5) have been considered outstanding since May 17, 1996.

2        Initial Public Offering of Common Stock and Acquisitions

         On May 14, 1996 the Company completed an initial public offering of 5,400,000 shares of common stock at $13.00 per share ("the Offering"). The net proceeds of the offering after deducting applicable issuance costs and expenses, were $63.1 million. The proceeds were used to fund the acquisitions discussed in Note 5 and repay approximately $9.6 million in long-term debt.

3        Extraordinary Item

         In conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt the Company as called for by the terms of the note upon completion of the Offering was required to pay a prepayment penalty of $400,000 ($244,000 net of income tax benefit).

                      WEST COAST ENTERTAINMENT CORPORATION

July 31, 1996 (Unaudited)


4        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):


                                                             July 31, 1996                           January 31, 1996
                                                             -------------                           -------------

         Videocassette rental inventory                            $ 20,258                                $ 3,299
         Accumulated amortization                                  $ (4,993)                               $(1,790)
                                                                   ---------                               --------
                                                                   $ 15,265                                $ 1,509
                                                                   =========                               ========

         Videocassette rental inventory amortization expense resulting from the allocation of purchase price to videocassette rental tapes of the acquired entities is based on current replacement cost for bulk purchases of used tapes as well as the assignment of a three year amortizable life which serves to extend the remaining economic useful lives of videocassette rental tapes acquired. Replacement cost for bulk purchases of used tapes is significantly less than the cost of new tape purchases. As a result, future amortization relating to these tapes, on a per tape basis, will be significantly less than the amortization relating to new tape purchases. In addition, to the extent the acquired tapes have book values lower than newly purchased tapes, sales of the acquired tapes should result in higher operating income than sales of new tape purchases. The favorable effects resulting from purchase accounting will diminish with the passage of time and will not extend beyond the three year period subsequent to acquisition which is the period over which these tapes will be amortized.


5        Acquisitions


         On May 17, 1996 the Company acquired 172 video specialty stores ("the Recent Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $84.3 million was paid consisting of the following: $52.5 million in cash, approximately $24.5 million in shares of common stock (1.9 million shares), approximately $4.7 million of acquisition costs and approximately $2.6 million in minimum contingent consideration (of which approximately $1.4 million and $1.2 million is to be paid in cash and stock, respectively). The purchase method of accounting was used to record the acquisitions. The excess of the cost over the estimated fair value of the assets acquired of $71.0 will be amortized over 20 years on a straight-line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition.

         The following unaudited pro forma information presents the results of operations as though (i) the Recent Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, (iii) the acquisition of a business acquired on July 12, 1995 had occurred on February 1, 1995, (iv) the repayment of all previously existing outstanding debt had occurred as of the beginning of the periods reported, and (v) the borrowings under the new credit facility had occurred as of the beginning of the periods presented.


         The following unaudited pro forma net income per share for the three and six month periods ended July 31, 1996 and 1995 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Offering, (ii) the shares issued or to be issued as

                      WEST COAST ENTERTAINMENT CORPORATION

July 31, 1996 (Unaudited)


         contingent consideration in conjunction with the Recent Acquisitions and (iii) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the Offering of common stock had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share is 12,322,075.


                                                                              Pro Forma
                                                       --------------------------------------------------------
                                                            Three Months Ended             Six Months Ended
                                                                 July 31,                       July 31,

                                                                   (in thousands, except as share data)

                                                         1996             1995            1996            1995
                                                         ----             ----            ----            ----

         Pro forma revenues                          $20,300         $19,254            $42,896        $40,840
         Pro forma net income                          1,441           1,125              2,928          2,379
         Pro forma net income per share              $  0.12         $  0.09            $  0.24        $  0.19


6        Long Term Debt

         On May 17, 1996 the Company obtained a $60,000,000 Credit Facility ("the Facility") from a bank, which consists of a two year revolving credit facility followed by a three year term loan. In association with the borrowing the Company paid a fee of $700,000 on May 17, 1996 which has been recorded in other long term assets and will be amortized over the term of the Facility. Borrowings under the Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing. As of July 31, 1996 the Company had $4,500,000 outstanding under the Facility.

         On July 31, 1996 the Company received a commitment from the Bank to increase the Facility to $65,000,000 effective August 5, 1996.

         Borrowings are limited to 2.75 times the Company's operating cash flow, as defined, during the previous four quarters. At the Company's option, interest rates vary from either the Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate (7.0% at July 31, 1996). Additionally, the Facility provides for a commitment fee payable quarterly, computed as 0.375-0.5% of the unused portion of the available Facility during the previous quarter. In each case the rate is dependent on the ratio of the Company's total debt to operating cash flow for the preceding quarter.

         The Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries and contain certain restrictive covenants, including among others compliance with certain financial tests and ratios and dividend restrictions.

                      WEST COAST ENTERTAINMENT CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended July 31, 1996 compared to Three Months ended July 31, 1995

Revenues

Revenues increased $14.9 million, or 532.1%, from $2.8 million for the three months ended July 31, 1995 to $17.7 million for the three months ended July 31, 1996. Of this increase, approximately $1.0 million of franchise fees were contributed by the Company's franchise-related operations following the acquisition on July 12, 1995 of the operating assets of the West Coast Entertainment, Incorporated companies relating to the West Coast Video franchise system (the "franchise business") which were therefore included in the Company's accounts for all three months of 1996 but less than one month in 1995. An additional $13.7 million of revenue was contributed by the 172 video rental stores purchased on May 17, 1996 from the proceeds of the Offering. The remaining increase of $0.2 million is due to sales increases in stores owned by the Company prior to the 172 stores acquired on May 17, 1996.

Rental revenues increased $12.8 million, or 581.8%, from $2.2 million for the three months ending July 31, 1995 to $15.0 million for the three months ending July, 31, 1996. This change is primarily attributable to the inclusion of $12.6 million of rental revenues from the 172 video rental stores purchased on May 17, 1996. The remaining increase in rental revenues of $0.2 million is due to rental increases of stores owned by the Company prior to the 172 stores acquired on May 17, 1996, which are recorded for a full three months in both 1995 and 1996.

Franchise fee revenues increased $0.6 million, or 200.0%, from $0.3 million for the three months ending July 31, 1995 to $0.9 million for the three months ending July 31, 1996 due to the acquisition of the franchise business on July 12, 1995 and which therefore was included in the Company's accounts for all three months in 1996, but only 19 days in 1995.

Merchandise and other sales increased $1.5 million, or 500.0%, from $0.3 million for the three months ending July 31, 1995 to $1.8 million for the month ending July 31, 1996, primarily due to $1.1 million of merchandise and other sales contributed by the 172 video rental stores purchased on May 17, 1996.
The remaining difference of $0.4 million relates to the franchise business whose merchandise and other sales only contributed 19 days of revenues in 1995 as compared to all 6 months in 1996.


Store Operating Expenses

Store operating expenses net of amortization of videocassette rental inventory increased $6.0 million, or 400.0%, from $1.5 million for the three months ended July 31, 1995 to $7.5 million for the three months ended July 31, 1996. As a percentage of total revenues, store operating expenses decreased 11.2 percentage points from 53.6% for the three months ended July 31, 1995 to 42.4% for the three months ended July 31, 1996. In addition, as a percentage of rental revenues and merchandise and other sales (excluding franchise fees), store operating costs decreased 15.4 percentage points, from 60.0% for the three months ended July 31, 1995 to 44.6% for the three months ended July 31, 1996. This reflects lower operating costs as a percent of revenue for the 172 video rental stores purchased on May 17, 1996. In addition, the franchise business contributed $1.3 million of total revenue ($0.9 million of franchise fees and $0.4 million of merchandise and other sales) during the period, which involve virtually no store operating expenses.

                      WEST COAST ENTERTAINMENT CORPORATION

Cost of Sales

Cost of sales increased $1.0 million, or 1000.0%, from $0.1 million for the three months ended July 31, 1995 to $1.1 million for the three months ended July 31, 1996, primarily as a result of an increase in sales of merchandise and other sales due to the acquisition of the franchise business on July 12, 1995 and the acquisition on May 17, 1996 of 172 video rental stores. As a percentage of merchandise and other sales, cost of sales increased by 27.8 percentage points from 33.3% for the three months ended July 31, 1995 to 61.1% for the three months ended July 31, 1996. This was primarily due to the acquisition of the franchise business which had an increase in merchandise sales of $0.4 million for the three month period ended July 31, 1996 as compared to the 19 days the franchise business was owned during the three months ended July 31, 1996. Sales to franchisees are made at substantially lower margins. Sales to franchisees represented 22.2% of all merchandise and other sales as compared to 9.4% for the three months ended July 31, 1995.

Amortization of Videocassette and Video Game Rental Inventory

Amortization of videocassette and video game rental inventory increased $2.3 million, or 20.0%, from $0.5 million in the prior year period to $2.8 million for the three months ended July 31, 1995. As a percentage of rental revenues, this amortization decreased 4.0 percentage points, from 22.7% for the three months ended July 31, 1995 to 18.7% for the three months ended July 31, 1996. This is primarily due to the bulk purchase of used tapes acquired in conjunction with the 172 video rental stores acquired on May 17, 1996 as more fully explained in Note 4 to the Consolidated Financial Statements.

General and Administrative Expense

General and administrative expenses, including intangible amortization, increased $3.5 million, or 700.0%, from $0.5 million in the three months ended July 31, 1995 to $4.0 million in the three months ended July 31, 1996. As a percentage of total revenues, general and administrative expenses increased 4.7 percentage points from 17.9% for the three months ended July 31, 1995 to 22.6% for the three months ended July 31, 1996. A significant part of the increases both in dollars and percentage of sales is due to $0.9 million or a 0.9% increase in amortization of goodwill associated with the July 12, 1995 acquisition of the franchise business and the May 17, 1996 acquisition of 172 video rental stores. The remaining dollar and percentage increases are primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisitions of the 172 video rental stores and the franchise business. General and administrative expenses of the franchisee business are historically higher than the video rental store business because the principal cost of its business is the administrative cost of providing support services to franchisees.

Non-Operating Expense

Net non-operating expense increased $0.1 million or 100.0% from $0.1 million for the three months ended July 31, 1995 to $0.2 million for the three months ended July 31, 1996. Interest expense comprises almost all of this net amount. As a percentage of total revenues, interest expense decreased 2.5 percentage points from 3.6% for the three months ended July 31, 1995, to 1.1% for the three months ended July 31, 1996. This increase is attributable to additional interest expense incurred in connection with the acquisition of the franchise business and the acquisition of 172 video rental stores.

Extraordinary Item

For the three months ended July 31, 1996, the extraordinary item increased $0.4 million ($0.2 million net of income tax benefit) to $0.4 million. In conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt the Company was required by terms of the note upon completion of the Offering to pay a prepayment penalty of $400,000.

Net Income

As a result of the foregoing, net income increased $0.9 million to $0.9 million for the three months ended July 31, 1996.

                      WEST COAST ENTERTAINMENT CORPORATION

Six Months ended July 31, 1996 compared to Six Months ended July 31, 1995

Revenues

Revenues increased $16.9 million or 307.3% from $5.5 million for the six months ended July 31, 1995 to $22.4 million for the six months ended July 31, 1996. Of this increase approximately $2.9 million was contributed by the franchise business which was acquired by the Company on July 12, 1995 and which was therefore included in the Company's accounts for all six months of 1996 but less than one month in 1995. An additional $13.7 million of revenues was contributed by the 172 video rental stores purchased on May 17, 1996 from the proceeds of the Offering. The remaining increase of $0.3 million of revenues is due to sales increases in stores owned by the Company prior to the 172 stores acquired on May 17, 1996.

Rental revenues increased $12.9 million or 286.7% from $4.5 million for the six months ended July 31, 1995 to $17.4 million for the six months ended July 31, 1996 , primarily due to $12.6 million of rental revenues contributed by the 172 video rental stores purchased on May 17, 1996. The remaining increase in rental revenues of $0.3 million is due to rental increases of the stores owned by the Company prior to the 172 stores acquired on May 17, 1996 for a full six months in both 1995 and 1996.

Franchise fee revenues increased $2.0 million or 666.7% from $0.3 million for the six months ended July 31, 1995 to $2.3 million for the six months ended July 31, 1996 due to the acquisition of the franchise business on July 12, 1995 and which was therefore included in the Company's accounts for all six months in 1996 but only for 19 days in 1995.

Merchandise and other sales increased $2.0 million or 285.7% from $0.7 million for the six months ended July 31, 1995 to $2.7 million for the six months ended July 31, 1996 primarily due to $1.1 million of merchandise and other sales contributed by the 172 video rental stores purchased on May 17, 1996. The remaining difference of $0.9 million relates to the franchise business whose merchandise and other sales only contributed 19 days of revenues in 1995 as compared to all 6 months in 1996.


Store Operating Expenses

Store operating expenses net of amortization of videocassette rental inventory increased $6.0 million, or 200.0%, from $3.0 million for the six months ended July 31, 1995 to $9.0 million for the six months ended July 31, 1996. As a percentage of total revenues, store operating expenses decreased 14.3 percentage points from 54.5% for the six months ended July 31, 1995 to 40.2% for the six months ended July 31, 1996. In addition, as a percentage of rental revenues and merchandise and other sales (excluding franchise fees), store operating costs decreased 12.9 percentage points from 57.7% for the six months ended July 31, 1995 to 44.0% for the six months ended July 31, 1996. This reflects lower operating costs as a percent of revenue for the 172 video rental stores purchased on May 17, 1996. In addition, the franchise business contributed $3.2 million of total revenues ($2.3 million of franchise fees and $0.9 million of merchandise and other sales) during the period which involve virtually no store operating expenses.

Cost of Sales

Cost of sales increased $1.5 million or 500.0%, from $0.3 million for the six months ended July 31, 1995 to $1.8 million for the six months ended July 31, 1996, primarily as a result of an increase in sales of merchandise and other sales due to the acquisition of the franchise business on July 12, 1995 and the acquisition on May 17, 1996 of 172 video rental stores.

                      WEST COAST ENTERTAINMENT CORPORATION

As a percentage of merchandise and other sales, cost of sales increased by 23.8 percentage points from 42.9% for the six months ended July 31, 1995 to 66.7% for the six months ended July 31, 1996. This was primarily due to the acquisition of the franchise business which had an increase in merchandise sales of $0.9 million for the six month period ended July 31, 1996 as compared to the 19 days the franchise business was owned during the six month period ended July 31, 1995. Sales to franchisees are made at substantially lower margins. For the six months ended July 31, 1996, sales to franchisees represented 34.4% of all merchandise and other sales as compared to 4.8% for the six months ended July 31, 1995.

Amortization of Videocassette and Video Game Rental Inventory

Amortization of videocassette and video game rental invetory increased by $2.2 million or 220.0% from $1.0 million for the six months ended July 31, 1995 to $3.2 million for the six months ended July 31, 1996, primarily as a result of the acquistion of the 172 video rental stores which were acquired on May 17, 1996. As a percentage of rental revenues this amortization decreased 3.8 percentage points from 22.2% for the six months ended July 31, 1995 to 18.4% for the six months ended July 31, 1996. This is primarily due to the bulk purchases of used tapes acquired in conjunction with the 172 video rental stores acquired May 17, 1996 as more fully explained in Note 4 to the Consolidated Financial Statements.

General and Administrative Expense

General and administrative expenses, including intangible amortization, increased $4.9 million or 612.5%, from $0.8 million for the six months ended July 31, 1995 to $5.7 million for the six months ended July 31, 1996. As a percentage of total revenues, general and administrative expenses increased
10.9 percentage points from 14.5% for the six months ended July 31, 1995 to 25.4% for the six months ended July 31, 1996. A significant part of the increases both in dollars and percentage of sales is due to $1.0 million or a 0.5% increase in amortization of goodwill associated with the July, 1995 acquisition of the franchise business and the May, 1996 acquisition of 172 video rental stores. The remaining dollar and percentage increases are primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisitions of the 172 video rental stores and the franchise business. General and administrative expenses of the franchise business are historically higher than the video rental store business because the principal cost of its business is the administrative cost of providing support services to franchisees.

Non-Operating Expense

Net non-operating expense increased $0.3 million, or 300.0%, from $0.1 million for the six months ended July 31, 1995 to $0.4 million for the six months ended July 31, 1996. Interest expense comprises almost all of this net amount. As a percentage of total revenues, interest expense increased 0.4 percentage points from 1.8% for the six months ended July 31, 1995 to 2.2% for the six months ended July 31, 1996. This increase is attributable to additional interest expense incurred in connection with the acquisitions of the franchise business and the acquisition of the 172 video rental stores.

Extraordinary Item

For the six months ended July 31, 1996, the extraordinary item increased $0.4 million ($0.2 million net of income tax) to $0.4 million. In conjunction with the early extinguishment of a benefit portion of the previously outstanding subordinated debt the Company was required by terms of the note upon completion of the Offering to pay a prepayment penalty of $400,000.

Net Income

As a result of the foregoing, net income increased $0.8 million, or 400.0%, for the six months ended July 31, 1996 from $0.2 million for the six months ended July 31, 1995.

                      WEST COAST ENTERTAINMENT CORPORATION

Certain Factors That May Affect Future Results:

The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

The Company's rapid growth, particularly its acquisition in May 1996 of 11 chains operating 172 video rental stores and franchising an additional 20 stores, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster Entertainment, having significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The costs of integrating newly acquired stores into the Company's systems may vary significantly from the amounts assumed for purposes of the Company's pro forma financial statements. Acquisitions of stores within the exclusive territories of existing West Coast Video franchised stores may require the Company to relocate or sell such acquired stores, assist the franchisee to relocate, grant the franchise additional franchises or territorial or other rights, or include the franchisee's stores in the Company's intended program of acquisitions. The Company's management does not have significant experience in operating a company as large as the Company now is. The Company's Common Stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.




PRO FORMA RESULTS OF OPERATIONS

Three Months ended July 31, 1996 compared to Three Months ended July 31, 1995

Revenues

Revenues increased by $1.0 million, or 5.2%, from $19.3 million for the three months ended July 31, 1995 to $20.3 million for the three months ended July 31, 1996. This increase in revenues was mainly due to the opening of additional stores after the three months ended July 31, 1995. In addition, comparative stores had an increase of $0.1 million for the three months ended July 31, 1996 compared to the three months ended July 31, 1995.

Net Income

Pro Forma net income increased by $0.3 million, or 27.3%, from $1.1 million for the three months ended July 31, 1995 to $1.4 million for the three months ended July 31, 1996. This increase is principally due to a 5.2% increase in revenues as stated above. In addition, operating expenses decreased by $0.2 million or 1.1% for the three months ended July 31, 1996. This decrease in operating expenses is primarily the result of cost reductions associated with the acquisition and consolidation of the 172 video rental stores on May 17, 1996.

Six Months ended July 31, 1996 compared to Six Months ended July 31, 1995

Revenues

Revenues increased by $2.0 million, or 4.9%, from $40.9 million for the six months ended July 31, 1995 to $42.9 for the six months ended July 31, 1996. This increase was mainly due to new stores that were opened during or after the six months period ended July 31, 1995. In addition, same store revenues increased by $0.2 million for the six months ended July 31, 1996 compared to the six months ended July 31, 1995.

Net Income

Net Income increased by $0.5 million, or 20.8%, from $2.4 million for the six months ended July 31, 1995 to $2.9 million for the six months ended July 31, 1996. This increase was primarily due to the increase in revenues of 4.9% as stated above. In addition, operating expenses as a percent of revenue decreased by 4.0 percentage points from 91.0% for the six months ended July 31, 1995 to 87.0% for the six months ended July 31, 1996. This was mainly due to new stores that were opened during or after the six months period ended July 31, 1995 with a lower corresponding increase in expenses.

                      WEST COAST ENTERTAINMENT CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 1996, the Company had net cash provided by operating activities of $4.5 million, net cash used in investing activities of $60.5 million (consisting primarily of cash used to purchase videocassette rental inventory of $5.4 million, and $54.9 million of net cash paid for the acquisitions of new video rental stores acquired on May 17, 1996) and net cash provided by financing activities of $57.7 million (consisting of net repayment of debt of $9.2 million offset by $4.5 million net borrowings for the Facility (as described below), $0.7 million in fees paid relating to the Facility and $63.1 million net proceeds from the issuance of Common Stock via the Offering on May 14, 1996) resulting in a net increase in cash and cash equivalents of $1.7 million.

Prior to May 1996, the Company funded its operations and acquisitions through cash provided by operating activities, bank loans guaranteed by its existing stockholders, loans and lines of credit from videocassette and interactive electronic entertainment products suppliers, and financing provided by sellers in connection with certain acquisitions. On May 14, 1996 the Company raised net proceeds of $63.1 million in the Offering, refinanced its outstanding bank debt through the $65 million Credit Facility, paid down all of its other outstanding indebtedness, and consummated the Recent Acquisitions, which it expects will increase its future flows of cash provided by operating activities. The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under the Credit Facility. Management believes that these sources of cash will be sufficient to meet the Company's operating needs for at least the next 12 months.

The Company expects to finance the acquisition and development of additional stores and the build-out of new stores and leasehold improvements in acquired and new stores with cash provided by operations, seller financing, issuance of additional equity shares, and by accessing proceeds of the Credit Facility from PNC Bank, National Association ("PNC Bank"). The Credit Facility consists of a two-year revolving facility followed by a three-year term loan. Borrowings under the Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing. The maximum amount available for borrowing at any time will equal
2.75 times the Company's operating cash flow (as defined for the purposes of the Facility) during the previous four quarters. At the Company's option, interest rates will vary from either PNC Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate, in each case depending on the ratio of the Company's total debt to operating cash flow, as defined. Borrowings are secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries. Borrowings are subject to various conditions including compliance with certain financial tests and ratios.

Build-out costs for new stores are expected to range from $200,000 to $250,000 per store. The aggregate costs of converting acquired stores to West Coast signage and format are expected to be approximately $2.3 million over a 14-month period through November 1997. The aggregate costs of upgrading West Coast's management information systems and integrating acquired stores into such systems are expected to be approximately $0.9 million over such period. Over the next two years the Company will make additional payments in cash and Common Stock, currently estimated for the purpose of the Company's pro forma financial statements at $3.4 million in the aggregate, to the sellers of 19 stores being purchased in connection with the Acquisitions at formulaic purchase prices based on certain financial measurements for such stores in future periods. The Company has options to purchase an additional four stores at similar formulaic prices.

                      WEST COAST ENTERTAINMENT CORPORATION

The Company may also seek additional debt financing or equity capital through private or public offerings of securities. The availability of debt financing or equity capital will depend upon prevailing market conditions, the market price of the Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video rental stores to sustain the Company's recent rates of growth.

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

        On the afternoon of September 16, 1996, PNC Bank, National Association, as agent, notified the Company that it was in default of one of its financial covenants under the Facility. The Company has not yet determined whether such default exists and is investigating such matter.

                      WEST COAST ENTERTAINMENT CORPORATION

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings

                  The Company is a defendant, together with Ralph W. Standley III and T. Kyle Standley, in a lawsuit brought in the United States District Court for the Eastern District of Pennsylvania on July 3, 1995 entitled Salvador v. R.K.T. Acquisitions, Inc. (No. 95-624I). The plaintiff claims that he was offered employment by the Company and is entitled to a salary and various types of finder's fees and other incentives. On the basis of discovery to date, the suit seeks to recover employee compensation in excess of $750,000, finder's fees in excess of $1,250,000, and punitive damages in an unspecified amount. The matter has been set for trial in September or October 1996. The Company has denied the material allegations in this matter and plans to defend vigorously against plaintiff's claims.


Item 2.           Changes in Securities
                         None

Item 3.           Defaults Upon Senior Securities
                     Not Applicable


Item 4.           Submission of Matters to a Vote of the Security Holders
                     Not Applicable


Item 5.           Other Information
                         None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits


                           27.0   -   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WEST COAST ENTERTAINMENT
                                     CORPORATION


Date:   September 16, 1996     By:  /s/ T. Kyle Standley
                                    --------------------
                                    T. Kyle Standley, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)





Date:   September 16, 1996     By:  /s/ Richard G. Kelly
                                    --------------------
                                    Richard G. Kelly, Chief Financial Officer
                                    (Principal Financial Officer)





Date:   September 16, 1996     By:  /s/ Jerry L. Misterman
                                    ----------------------
                                    Jerry L. Misterman, Chief Accounting Officer
                                    (Principal Accounting Officer)