Form 10-Q/A
period 1996-07-31
WEST COAST ENTERTAINMENT CORP
filed 1996-09-17
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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


5        Acquisitions


         On May 17, 1996 the Company acquired 172 video specialty stores ("the Recent Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $84.3 million was paid consisting of the following: $52.5 million in cash, approximately $24.5 million in shares of common stock (1.9 million shares), approximately $4.7 million of acquisition costs and approximately $2.6 million in minimum contingent consideration (of which approximately $1.4 million and $1.2 million is to be paid in cash and stock, respectively). The purchase method of accounting was used to record the acquisitions. The excess of the cost over the estimated fair value of the assets acquired of $71.0 million will be amortized over 20 years on a straight-line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition.

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