Form 10-Q
period 1996-10-31
WEST COAST ENTERTAINMENT CORP
filed 1996-12-16
CIK 1005858

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                        Commission file number 0- 28072
                                                  -----

                      West Coast Entertainment Corporation
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                              04-3278751
---------------------------------       --------------------------
 (State or other jurisdiction           (I.R.S. Employer I.D. No.)
of incorporation or organization)


9990 Global Road, Philadelphia, Pennsylvania         19115
--------------------------------------------       --------
(Address of principal executive offices)           Zip Code

Registrant's telephone number, including area code  (215) 677-1000

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X      No
                                 --------     -------


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class            Outstanding at December 5, 1996
                     -----            -------------------------------
              Common Stock, $.01                  12,788,325
              par value per share

                                     INDEX


Part I.            -  Financial Information                             Page No.

         Item 1.   -  Financial Statements

                   Consolidated Balance Sheets -
                        As of October 31, 1996 and January 31, 1996         3

                   Consolidated Statements of Operations -
                        Three and Nine Months Ended October 31, 1996
                        and 1995                                            4

                   Consolidated Statements of Cash Flows -
                         Nine Months Ended October 31, 1996 and 1995        5

                   Notes to Consolidated Financial Statements              6-8

         Item 2.   - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                  9-16

Part II.           - Other Information

         Item 1.   -  Legal Proceedings                                     17

         Item 6.   -  Exhibits and Reports on Form 8-K                      17

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for par value)




                                                            October 31,      JANUARY 31,
                                                               1996             1996
                                                             ---------       ----------
                                                            (unaudited)
Assets:

Current assets:
  Cash and cash equivalents                                   $  1,696        $    611
  Accounts receivable                                            2,508           1,085
  Merchandise inventory                                          5,231             504
  Prepaid expenses and other current assets                      1,422             151
                                                              --------        --------

    Total current assets                                        10,857           2,351

Videocassette rental inventory, net of amortization             17,709           1,509
Furnishings, equipment and leasehold improvements, net           7,456           1,235
Other assets                                                     3,194           4,258
Intangible assets, net of accumulated amortization              86,885           6,967
Deferred tax asset                                                   0             195
                                                              --------        --------

    Total assets                                              $126,101        $ 16,515
                                                              ========        ========

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt                           $     17        $  2,091
  Accounts payable                                              10,148           1,327
  Accrued expenses and other liabilities                         5,623           4,686
  Income taxes                                                   1,259             760
  Advances from shareholders                                         0               7
                                                              --------        --------

    Total current liabilities                                   17,047           8,871

Long-term debt (net of current portion)                         16,002           7,101
Deferred tax liability                                             447               0
Other long-term liabilities                                         48               0
                                                              --------        --------

    Total liabilities                                           33,544          15,972

Stockholders' equity:
  Common stock ($0.01 par value; 12,603 shares
   as of October 31, 1996, of which 12,084 shares were
   outstanding and 519 shares are to be issued (see
   note 5); and 4,756 shares outstanding at
    January 31, 1996)                                              126              48
  Preferred stock ($0.01 par value, 2,000 shares
    authorized, no shares issued)                                    0               0
  Additional paid in capital                                    91,276             911
  Accumulated surplus/(deficit)                                  1,155            (416)
                                                              --------        --------

    Total stockholders' equity                                  92,557             543
                                                              --------        --------

    Total liabilities and stockholders' equity                $126,101        $ 16,515
                                                              ========        ========


                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                             Three months ended        Nine months ended
                                                                October 31,                October 31,
                                                          ----------------------     ----------------------
                                                             1996         1995         1996         1995
                                                          --------      --------     --------      --------
Revenues:
  Rental revenue                                          $ 16,402      $  2,146     $ 33,752      $  6,661
  Merchandise and other sales                                2,079           644        4,818         1,307
  Franchise fees                                             1,483         1,460        3,792         1,792
                                                          --------      --------     --------      --------

    Total revenues                                          19,964         4,250       42,362         9,760
                                                          --------      --------     --------      --------

Operating costs and expenses:
  Store operating expenses                                   9,780         1,539       18,784         4,577
  Cost of goods sold                                         1,345           399        3,133           682
  Amortization of videocassette and video game rental
    inventory                                                3,752           513        6,956         1,484
  General and administrative                                 2,931         1,403        7,623         2,176
  Intangible amortization                                    1,046           116        2,029           138
                                                          --------      --------     --------      --------

    Total operating costs and expenses                      18,854         3,970       38,525         9,057
                                                          --------      --------     --------      --------

Income from operations                                       1,110           280        3,837           703
                                                          --------      --------     --------      --------

Interest expense                                               222           250          730           387
Other, net                                                     (61)            0         (129)            0
                                                          --------      --------     --------      --------

Income before provision for income taxes and
 extraordinary item                                            949            30        3,236           316

Provision for income taxes                                     418            26        1,421           130
                                                          --------      --------     --------      --------

Income before extraordinary item                               531             4        1,815           186

Extraordinary item  (net of
 income tax benefit of $156)                                     0             0          244             0
                                                          --------      --------     --------      --------

Net income                                                $    531      $      4     $  1,571      $    186
                                                          ========      ========     ========      ========

Income per common share data:

Income before extraordinary item                          $   0.04      $   0.00     $   0.14      $   0.04
                                                          ========      ========     ========      ========

Extraordinary item                                        $   0.00      $   0.00     $   0.02      $   0.00
                                                          ========      ========     ========      ========

Net income                                                $   0.04      $   0.00     $   0.12      $   0.04
                                                          ========      ========     ========      ========

Weighted average shares outstanding                         12,773         4,756       12,773         4,756
                                                          ========      ========     ========      ========


                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                Nine months ended
                                                                   October 31
                                                             ----------------------
                                                               1996          1995
                                                             --------      --------
Cash flows from operating activities:
  Net income                                                 $  1,571      $    186
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of videocassette rental inventory              6,956         1,548
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                        680           313
    Amortization of intangible assets                           2,035            84
    Changes in assets and liabilities:
      Accounts receivable                                        (900)          (69)
      Merchandise inventories                                  (2,168)          (25)
      Prepaid expenses and other assets                        (1,097)          (84)
      Accounts payable                                          2,256           195
      Accrued expenses and other liabilities                   (2,437)          926
      Income taxes                                                499            50
                                                             --------      --------

    Net cash provided by operating activities                   7,395         3,124
                                                             --------      --------

Cash flows relating to investing activities:
  Purchase of property and equipment                             (818)          (74)
  Purchase of videocassette rental inventory                  (10,394)       (1,579)
  Purchase of retail video stores, net of cash acquired       (62,804)            0
  Purchase of franchising business, net of cash acquired            0        (3,453)
  Changes in other assets related to acquisitions              (1,500)         (689)
                                                             --------      --------

    Net cash used in investing activities                     (75,516)       (5,795)
                                                             --------      --------

Cash flows from financing activities:
  Proceeds from long-term debt                                 17,100         5,665
  Repayment of long-term debt                                 (10,273)       (1,684)
  Proceeds from issuance of common stock, net                  63,079             0
  Shareholder distributions                                         0           (75)
  Changes in other assets related to financing                   (700)         (689)
                                                             --------      --------

    Net cash provided by financing activities                  69,206         3,217
                                                             --------      --------

Net increase in cash and cash equivalents                       1,085           546

Cash and cash equivalents, beginning of period                    611            45
                                                             --------      --------

Cash and cash equivalents, end of period                     $  1,696      $    591
                                                             ========      ========

Supplemental cash flow data:
  Interest paid                                              $    731      $    384
                                                             ========      ========

  Income taxes paid                                          $  1,078      $      0
                                                             ========      ========



                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1996 (Unaudited)

1        Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's (the "Company's") registration statement on Form S-1 as declared effective by the SEC on May 9, 1996.

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

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months periods ended October 31, 1996 are not necessarily indicative of the results to be expected for the year ending January 31, 1997.

         For purposes of determining income per common share data for the nine month period ended October 31, 1995, the income tax provision has been adjusted as if each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation from February 1, 1995 to July 12, 1995.

         Income per common share data has been calculated utilizing the weighted average number of common shares outstanding after giving effect to the 0.340-for-1 reverse stock split, which was approved by the Board of Directors on May 14, 1996, as if it had occurred as of February 1, 1995. In addition, shares issued or to be issued as contingent consideration in conjunction with the Recent Acquisitions (Note 5) and shares to be issued in installments in conjunction with the Early Fall Acquisitions (Note 5) have been considered outstanding the respective acquisition dates.


2        Initial Public Offering of Common Stock and Acquisitions

         On May 17, 1996 the Company completed an initial public offering of 5,400,000 shares of common stock at $13.00 per share (the "Offering"). The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $63.1 million. The proceeds were used to fund the acquisitions discussed in Note 5 and repay approximately $9.6 million in long-term debt.


3        Extraordinary Item

         In conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt, the Company (as required by the terms of such debt) was required to pay a prepayment penalty of $400,000 ($244,000 net of income tax benefit).

                      WEST COAST ENTERTAINMENT CORPORATION

October 31, 1996 (Unaudited)

4        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):

                                                      October 31, 1996                   January 31, 1996
                                                      ----------------                   ----------------
         Videocassette rental inventory                 $ 26,454                             $3,299
         Accumulated amortization                          8,745                             (1,790)
                                                      ----------------                   ----------------
                                                        $ 17,709                             $ 1,509
                                                      ================                   ================

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

5        Acquisitions

         On May 17, 1996 the Company acquired 172 video specialty stores, (the "Recent Acquisitions") including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $84.3 million was paid consisting of the following: $52.5 million in cash, approximately $24.5 million in shares of common stock (2.1 million shares), approximately $4.7 million of acquisition costs and approximately $2.6 million in minimum contingent consideration (of which approximately $0.7 million and $1.9 million is to be paid in cash and stock, respectively).

         Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall Acquisitions").
         Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash and $4.9 million in shares of common stock (0.5 million shares). Approximately $0.5 million of acquisition costs was also paid. The shares (0.4 million) associated with one of these acquisitions are to be issued in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issuable will be increased in certain cases by the difference between the share price at issuance date and a formulaic common share price calculated as of the date of acquisition. Additionally, 0.1 million shares associated with another Early Fall Acquisition are to be issued on August 26, 1997.
         In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of October 31, 1996.

         The purchase method of accounting was used to record the acquisitions. The excess of the cost over the estimated fair value of the assets acquired in the Recent and Early Fall Acquisitions of $82.6 million will be amortized over 20 years on a straight line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition.

         Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall Acquisitions"), including 19 stores owned by franchisees of the Company for aggregate consideration of $27.6 million consisting of the following: $14.8 million in cash and $11.3 million in shares of common stock (1.0 million shares) and approximately $1.5 million of acquisition costs. The company will account for these acquisitions using the purchase method of accounting and expects to record $20.8 million of goodwill relating to these acquisitions.

         The following unaudited pro forma information presents the results of operations as though (i) the Recent Acquisitions, the Early Fall Acquisitions, and Late Fall Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, (iii) the acquisition of a business acquired on July 12, 1995 had occurred on February 1, 1995, (iv) the repayment of all previously existing outstanding debt had occurred as of the beginning of the periods reported, and (v) the borrowings under the new credit facility had occurred as of the beginning of the periods presented.

                      WEST COAST ENTERTAINMENT CORPORATION

October 31, 1996 (Unaudited)

         The following unaudited pro forma net income per share for the three and nine month periods ended October 31, 1996 and 1995 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Offering, (ii) the shares issued or to be issued as contingent consideration in conjunction with the Recent Acquisitions or to be issued in installments in conjunction with the Early Fall Acquisitions and (iii) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the Offering of common stock had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share is 13,949,175.

                                                                         Pro Forma
                                                     Three months ended                 Nine months ended
                                                         October 31,                       October 31,
                                                         -----------                       -----------
                                                            (in thousands, except per share data)
                                                 1996                1995             1996             1995
                                               --------            --------        --------         --------
         Pro forma revenues                          $26,805           $28,268          $84,067         $81,254
         Pro forma net income                          1,469             2,128            5,219           5,489
         Pro forma net income per share              $  0.11           $  0.15          $  0.37        $   0.39

6        Long Term Debt

         On May 17, 1996 the Company obtained a $60,000,000 Credit Facility
         (the "Credit Facility") from a bank, which consists of a two year revolving credit facility followed by a three year term loan. In association with the borrowing the Company paid a fee of $700,000 on May 17, 1996 which has been recorded in other long term assets and will be amortized over the term of the Credit Facility. Borrowings under the Credit Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing. As of October 31, 1996 the Company had $16,000,000 outstanding under the Facility.

         On July 31, 1996 the Company received a commitment from the Bank to increase the Credit Facility to $65,000,000 effective August 5, 1996.

         Borrowings are limited to 2.75 times the Company's operating cash flow, as defined, during the previous four quarters. At the Company's option, interest rates vary from either the Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate (7.0% at October 31, 1996). Additionally, the Credit Facility provides for a commitment fee payable quarterly, computed as 0.375-0.5% of the unused portion of the available Credit Facility during the previous quarter. In each case the rate is dependent on the ratio of the Company's total debt to operating cash flow for the preceding quarter.

         The Credit Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including among others compliance with certain financial tests and ratios and dividend restrictions.

7        Subsequent Event

         On December 11, 1996, the Company signed a letter of intent to acquire the assets and business of a Canadian franchisor of 63 video specialty stores located throughout Canada, for an estimated purchase price of approximately $7 million.

                      WEST COAST ENTERTAINMENT CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months ended October 31, 1996 compared to Three Months ended October 31,
------------------------------------------------------------------------------
1995
----

Revenues
--------

Revenues increased $15.7 million, or 365.1%, from $4.3 million for the three months ended October 31, 1995 to $20.0 million for the three months ended October 31, 1996. This change resulted from an increase in rental revenues of $14.3 million and an increase of $1.4 million in merchandise and other sales, attributable to the acquisition of 193 video specialty stores on the following dates: 172 on May 17, 1996, 5 on August 26, 1996, 14 on September 30,
1996, 1 on October 1, 1996, and 1 on October 25, 1996.

Rental revenues increased $14.3 million, or 681.0%, from $2.1 million for the three months ended October 31, 1995 to $16.4 million for the three months ended October, 31, 1996. This change is primarily attributable to the inclusion of $14.2 million of rental revenues from the 193 video specialty stores purchased since May 17, 1996 as described above. The remaining increase in rental revenues of $0.1 million is due to rental increases at the 28 stores owned by the Company for a full three months in both 1995 and 1996 ("same stores").

Merchandise and other sales increased $1.4 million, or 200.0%, from $0.7 million for the three months ended October 31, 1995 to $2.1 million for the three months ended October 31, 1996, primarily due to $1.6 million of merchandise and other sales contributed by the 193 video specialty stores purchased since May 17, 1996. The remaining decrease of $0.2 million is attributable to same store operations and was caused by lower volume of merchandise sales to franchisees.

Franchise fee revenues were almost identical in the fiscal quarters ended October 31, 1996 and October 31, 1995.

As a result of the Company's acquisition activities, the mix of its revenue sources changed dramatically to approximately 82% rental, 11% merchandising and 7% franchising during the quarter ended October 31, 1996, from approximately 49%, 16% and 35%, respectively, during the quarter ended October 31, 1995.

Store Operating Expenses
------------------------

Store operating expenses net of amortization of videocassette rental inventory increased $8.2 million, or 512.5%, from $1.6 million for the three months ended October 31, 1995 to $9.8 million for the three months ended October 31, 1996. As a percentage of total revenues, store operating expenses increased 11.8 percentage points from 37.2% for the three months ended October 31, 1995 to 49.0% for the three months ended October 31, 1996. However, as a percentage of rental revenues and merchandise and other sales (excluding franchise fees), store operating costs decreased 4.1 percentage points from 57.1% for the three months ended October 31, 1995 to 53.0% for the three months ended October 31, 1996. This reflects lower operating costs as a percent of revenue for the 193 video specialty stores purchased since May 17, 1996. In addition, the franchise business, which involves virtually no store operating expenses, contributed $1.5 million of total revenue ($1.3 million of franchise fees and $0.2 million of merchandise and other sales) during the period.

Cost of Sales
-------------

Cost of sales increased $0.9 million, or 225.0%, from $0.4 million for the three months ended October 31, 1995 to $1.3 million for the three months ended October 31, 1996, primarily as a result of an increase in sales volume of merchandise and other sales due to the acquisition of the franchise business on July 12, 1996 and the acquisition of 193 video specialty stores since May 17, 1996. As a percentage of merchandise and other sales (on an exact dollar computation basis as rounding to the nearest hundred thousand distorts the computation significantly), cost of sales increased 2.7 percentage points from 62%

                      WEST COAST ENTERTAINMENT CORPORATION

---------------------------------


for the three months ended October 31, 1995 to 64.7% for the three months ended October 31, 1996 primarily due to a change in sales mix.

Amortization of Videocassette and Video Game Rental Inventory
-------------------------------------------------------------

Amortization of videocassette and video game rental inventory increased $3.3 million, or 660.0%, from $0.5 million for the three months ended October 31, 1995 to $3.8 million for the three months ended October 31, 1996. This increase is primarily due to the acquisition of the 193 video specialty stores since May 17, 1996. As a percentage of rental revenues, this amortization decreased 0.6 percentage points, from 23.8% for the three months ended October 31, 1995 to 23.2% for the three months ended October 31, 1996. This is primarily due to the bulk purchase of used tapes acquired in conjunction with the 193 video specialty stores acquired since May 17, 1996 as more fully explained in Note 4 to the Consolidated Financial Statements.

General and Administrative Expense
----------------------------------
General and administrative expenses increased $1.5 million, or 107.1%, from $1.4 million for the three months ended October 31, 1995 to $2.9 million for the three months ended October 31, 1996. As a percentage of total revenues (exclusive of franchise fees, which are associated with higher general and administrative expenses) general and administrative expenses decreased 34.3% percentage points from 50.0% for the three months ended October 31, 1995 to 15.7% for the three months ended October 31, 1996 reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores, as well as a change in the mix of revenues between rental revenues and merchandise sales (which have lower general and administrative costs than franchise fees) and franchise fees.

Intangible Amortization
-----------------------

Intangible amortization expense increased $1.0 million or 1000.0% from $0.1 million for the three months ended October 31, 1995 to $1.1 million for the three months ended October 31, 1996. As a percentage of total revenues intangible amortization increased 3.2 percentage points from 2.3% for the three months ended October 31, 1995 to 5.5% for the three months ended October 31, 1996. These increases are entirely related to amortization of goodwill associated with the acquisition of the 193 video specialty stores since May 17, 1996.

Non-Operating Expense
---------------------

Net non-operating expense decreased $0.1 million, or 33.3%, from $0.3 million for the three months ended October 31, 1995 to $0.2 million for the three months ended October 31, 1996. Interest expense comprises substantially all of this net amount which remained constant in each quarter. In 1995 lower borrowings at higher rates offset higher borrowings in 1996 at lower rates. Borrowings during the three months ended October 31, 1995 were principally made to fund the acquisition of the franchise business and were repaid upon consummation of the Offering. Borrowings during the three months ended October 31, 1996 have been used principally to fund the acquisition of additional video specialty stores. As a percentage of total revenues, interest expense decreased
5.5 percentage points from 7.0% for the three months ended October 31, 1995, to 1.5% for the three months ending October 31, 1996. Miscellaneous other income increased by $0.1 million to $0.1 million for the three months ended October 31, 1996.

Net Income
----------

As a result of the foregoing, net income increased $0.5 million to $0.5 million for the three months ended October 31, 1996.

Nine Months ended October 31, 1996 compared to Nine Months ended October 31,
----------------------------------------------------------------------------
1995
----


Revenues
--------

Revenues increased $32.6 million, or 332.7%, from $9.8 million for the nine months ended October 31, 1995 to $42.4 million for the nine months ended October 31, 1996. Most of this increase was composed of

                      WEST COAST ENTERTAINMENT CORPORATION

---------------------------------


a $27.1 million increase in rental revenues and another $3.5 million increase in merchandise and other sales primarily due to the acquisition of 193 video specialty stores on the following dates: 172 stores on May 17, 1996, 5 on August 26, 1996, 14 on September 30, 1996, 1 on October 1, 1996, and 1 on October 25, 1996.

Rental revenues increased $27.1 million, or 404.5%, from $6.7 million for the nine months ended October 31, 1995 to $33.8 million for the nine months ended October 31, 1996, primarily due to $26.7 million of rental revenues contributed by the 193 acquired stores purchased since May 17, 1996 as described above. The remaining increase in rental revenues of $0.4 million is due to same store rental increases.

Merchandise and other sales increased $3.5 million, or 269.2%, from $1.3 million for the nine months ended October 31, 1995 to $4.8 million for the nine months ended October 31, 1996, primarily due to $2.7 million of merchandise and other sales contributed by the 193 video specialty stores purchased since May 17, 1996. The remaining difference of $0.8 million relates to the franchise business whose merchandise and other sales only contributed approximately 3.5 months of revenues in 1995 as compared to all nine months in 1996.

Franchise fee revenues increased $2.0 million, or 111.1%, from $1.8 million for the nine months ended October 31, 1995 to $3.8 million for the nine months ended October 31, 1996. Because the franchise business was acquired on July 12, 1995, it was included in the Company's accounts for all nine months in 1996 but only for approximately 3.5 months in 1995. Average monthly franchise fee revenues decreased approximately 18% from the nine months ended October 31, 1995 to the nine months ended October 31, 1996 due to a slow down in royalty payments from franchisees which accounts for approximately three-fourths of the 18% decrease. Some of this decline in royalty payments relates to franchised stores purchased on May 17, 1996. The remaining one-fourth of the 18% decrease is due to lower average monthly payments from franchisees due to a decline in their business.

As a result of the Company's acquisition activities, the mix of its revenue sources changed to approximately 80% rental, 11% merchandising and 9% franchising during the nine months ended October 31, 1996 from 68%, 13% and 19%, respectively, during the nine months ended October 31, 1996.

Store Operating Expenses
------------------------

Store operating expenses net of amortization of videocassette rental inventory increased $14.2 million, or 308.7%, from $4.6 million for the nine months ended October 31, 1995 to $18.8 million for the nine months ended October 31, 1996. As a percentage of total revenues, store operating expenses decreased 2.6 percentage points from 46.9% for the nine months ended October 31, 1995 to 44.3% for the nine months ended October 31, 1996. In addition, as a percentage of rental revenues and merchandise and other sales (excluding franchise fees), store operating costs decreased 8.8 percentage points from 57.5% for the nine months ended October 31, 1995 to 48.7% for the nine months ended October 31, 1996. This decrease reflects lower operating costs as a percent of revenue for the 193 video specialty stores purchased since May 17, 1996. In addition, the franchise business, which involves virtually no store operating expenses, contributed $4.9 million of total revenues ($3.8 million of franchise fees and $1.1 million of merchandise and other sales) during the period.

Cost of Sales
-------------

Cost of sales increased $2.5 million, or 357.1%, from $0.7 million for the nine months ended October 31, 1995 to $3.2 million for the nine months ended October 31, 1996, primarily as a result of an increase in sales volume of merchandise and other sales due to the acquisition of the franchise business on July 12, 1995 and the acquisition of the 193 video specialty stores since May 17, 1996. As a percentage of merchandise and other sales, cost of sales increased by 12.9 percentage points from 53.8% for the nine months ended October 31, 1995 to 66.7% for the nine months ended October 31, 1996. This was primarily due to the acquisition of the franchise business which was owned for the entire nine month period ended October 31, 1996 as compared to approximately 3.5 months during the nine month period ended October 31, 1995. Sales to franchisees are made at substantially lower margins than retail sales.

                      WEST COAST ENTERTAINMENT CORPORATION

---------------------

Amortization of Videocassette and Video Game Rental Inventory
-------------------------------------------------------------

Amortization of videocassette and video game rental inventory increased by $5.5 million, or 366.7%, from $1.5 million for the nine months ended October 31, 1995 to $7.0 million for the nine months ended October 31, 1996, primarily as a result of the acquisition of the 193 video specialty stores which were acquired since May 17, 1996. As a percentage of rental revenues this amortization decreased 1.7 percentage points from 22.4% for the nine months ended October
31, 1995 to 20.7% for the nine months ended October 31,1996. This is primarily due to the bulk purchases of used tapes acquired in conjunction with the 193 video specialty stores acquired since May 17, 1996 as more fully explained in
Note 4 to the Consolidated Financial Statements.

General and Administrative Expense
----------------------------------

General and administrative expenses increased $5.4 million, or 245.5%, from $2.2 million for the nine months ended October 31, 1995 to $7.6 million for the nine months ended October 31, 1996. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisitions of the 193 video specialty stores and the franchise business. As a percentage of total revenues, however, general and administrative expenses decreased 4.5 percentage points from 22.4% for the nine months ending October 31, 1995 to 17.9% for the nine months ending October 31, 1996 reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores, as well as a change in the mix of rental revenues and merchandise sales (which have lower general and administrative costs than franchise fees) and franchise fees.

Intangible Amortization
-----------------------

Intangible amortization expense increased $1.9 million, or 1900.0%, from $0.1 million for the nine months ended October 31, 1995 to $2.0 million for the nine months ended October 31, 1996. As a percentage of total revenues, intangible amortization increased 3.5 percentage points from 1.2 for the nine months ended October 31, 1995 to 4.7% for the nine months ended October 31, 1996. These increases are entirely related to amortization of goodwill associated with the acquisition of the 193 video specialty stores since May 17, 1996.

Non-Operating Expense
---------------------

Net non-operating expense increased $0.2 million, or 50.0%, from $0.4 million for the nine months ended October 31, 1995 to $0.6 million for the nine months ended October 31, 1996. Interest expense comprises almost all of this net amount. However, as a percentage of total revenues, interest expense decreased
2.4 percentage points from 4.1% for the nine months ended October 31, 1995 to 1.7% for the nine months ended October 31, 1996. The increase in dollars is attributable to additional interest expense incurred in connection with the acquisition of the franchise business and the acquisition of the 193 video specialty stores.

Extraordinary Item
------------------

For the nine months ended October 31, 1996, the Company incurred an extraordinary item of $0.4 million ($0.2 million net of taxes) because, in conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt, the Company was required by terms of the debt to pay a prepayment penalty of $400,000 upon completion of the Offering. No extraordinary items were incurred during the nine months ended October 31, 1995.


Net Income
----------

As a result of the foregoing, net income increased $1.4 million, or 700.0%, for the nine months ended October 31, 1996 from $0.2 million for the nine months ended October 31, 1995 to $1.6 million for the three months ended October 31, 1996.

                      WEST COAST ENTERTAINMENT CORPORATION

---------------------

Certain Factors That May Affect Future Results:
-----------------------------------------------
The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are meant to identify forward-looking statements.

The Company's rapid growth, particularly its acquisition of 193 video specialty stores between May 17, 1996 and October 25, 1996, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster Entertainment, having significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The costs of integrating newly acquired stores into the Company's systems may vary significantly from the amounts assumed for purposes of the Company's pro forma financial statements. Acquisitions of stores within the exclusive territories of existing West Coast Video(R) franchised stores may require the Company to relocate or sell such acquired stores, assist the franchisee to relocate, grant the franchisee additional franchises or territorial or other rights, or include the franchisee's stores in the Company's intended program of acquisitions. The Company's management does not have significant experience in operating a company as large as the Company now is. The Company's Common Stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.

                      WEST COAST ENTERTAINMENT CORPORATION



PRO FORMA RESULTS OF OPERATIONS
-------------------------------

Three Months ended October 31, 1996 compared to Three Months ended October 31,
------------------------------------------------------------------------------
1995
----

Revenues
--------

Pro forma revenues decreased by $1.5 million, or 5.3%, from $28.3 million for the three months ended October 31, 1995 to $26.8 million for the three months ended October 31, 1996. This decrease in revenues is due to a $0.8 million decrease in same store sales primarily due to a soft September rental movie release schedule and a concentration of October's strong titles at the end of the month. In addition, both franchise fee revenues ($0.3 million) and merchandise sales ($0.6 million) to franchisees decreased primarily due to a decrease in franchise stores resulting from the acquisition of 33 franchise stores since May, 1996.

Net Income
----------

Pro forma net income decreased by $0.6 million, or 28.6%, from $2.1 million for the three months ended October 31, 1995 to $1.5 million for the three months ended October 31, 1996. This decrease is principally due to a 5.3% decrease in revenues as stated above. At the same time, operating expenses decreased by $0.5 million or 2.0% for the three months ended October 31, 1996. This decrease in operating expenses is primarily the result of cost reductions associated with the acquisition and consolidation of the 193 video specialty stores acquired since May 17, 1996.

Nine Months ended October 31, 1996 compared to Nine Months ended October 31,
------------------------------------------------------------------------------
1995
----

Revenues
--------

Pro forma revenues increased by $2.8 million, or 3.4%, from $81.3 million for the nine months ended October 31, 1995 to $84.1 for the nine months ended October 31, 1996. This increase was mainly due to new stores that were opened during or after the nine months ended October 31, 1995. In addition, same store revenues increased by $0.2 million for the nine months ended October 31, 1996 compared to the nine months ended October 31, 1995.

Net Income
----------

Pro forma net income decreased by $0.3 million, or 5.5%, from $5.5 million for the nine months ended October 31, 1995 to $5.2 million for the nine months ended October 31, 1996. This is primarily the result of the increase in revenues of $2.8 million as stated above. This revenue increase was partially offset by a decrease in other income of $0.8 million related to a 1995 legal settlement.
The final component of the $2.3 million change is primarily due to an increase in operating expenses related to new stores that were opened during or after the nine months ended October 31, 1995.

                      WEST COAST ENTERTAINMENT CORPORATION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended October 31, 1996, the Company had net cash provided by operating activities of $7.2 million, net cash used in investing activities of $75.3 million (consisting primarily of cash used to purchase videocassette rental inventory of $10.4 million and $63.1 million of net cash paid for the acquisitions of 193 new video specialty stores acquired since May 17, 1996 and net cash provided by financing activities of $69.2 million (consisting of net repayment of debt of $10.3 million offset by $17.1 million net borrowings from the Credit Facility (as described below), $0.7 million in fees paid relating to the Credit Facility and $63.1 million in net proceeds from the issuance of common stock in the Offering on May 17, 1996) resulting in a net increase in cash and cash equivalents of $1.1 million.

Prior to May 1996, the Company funded its operations and acquisitions through cash provided by operating activities, bank loans guaranteed by its existing stockholders, loans and lines of credit from videocassette and interactive electronic entertainment products suppliers, and financing provided by sellers in connection with certain acquisitions. On May 17, 1996 the Company raised net proceeds of $63.1 million in the Offering, refinanced its outstanding bank debt through the $65 million Credit Facility, paid down all of its other outstanding indebtedness, and consummated certain of the Recent Acquisitions, which it expects will increase its future flows of cash provided by operating activities. The Company has subsequently consummated additional acquisitions. The aggregate purchase price of the Recent Acquisitions has been financed through borrowings under the Credit Facility and through issuance of shares of common stock to certain of the sellers. The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under the Credit Facility. Management believes that these sources of cash will be sufficient to meet the Company's operating needs for at least the next 12 months.

In general, the Company expects to finance the acquisition and development of additional stores and the build-out of new stores and leasehold improvements in acquired and new stores with cash provided by operations, seller financing, issuance of additional equity shares to sellers, issuance of additional debt or equity securities in public or private offerings, and by accessing proceeds of the Credit Facility from PNC Bank, National Association ("PNC Bank").

The Credit Facility consists of a two-year revolving facility followed by a three-year term loan. Borrowings under the Credit Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing. The maximum amount available for borrowing at any time will equal 2.75 times the Company's operating cash flow (as defined for the purposes of the Credit Facility) during the previous four quarters. At the Company's option, interest rates will vary from either PNC Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate, in each case depending on the ratio of the Company's total debt to operating cash flow, as defined. Borrowings are secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries. Borrowings are subject to various conditions including compliance with certain financial tests and ratios.

The Company may also seek additional debt financing or equity capital through private or public offerings of securities. The availability of debt financing or equity capital will depend upon prevailing market conditions, the market price of the Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video specialty stores to sustain the Company's recent rates of growth. The Company is currently considering making an underwritten public offering of debt securities during the first quarter of 1997 in an amount that has not yet been determined, but would probably be in the range of $100 million. The net proceeds of such an offering would be used primarily to finance future acquisitions. Offers and sales of such securities would be made only by means of a prospectus.

        Build-out costs for new stores are expected to range from $200,000 to $250,000 per store. The aggregate costs of converting acquired stores to West Coast signage and format are expected to be approximately $2.8 million over an 11-month period through November 1997. The aggregate costs of upgrading West Coast's management information systems and integrating acquired stores into such systems are expected to be approximately $1.0 million over such period. Since May 1996, the Company has paid $505,214 in cash and $2,292,083 in Common Stock (199,291 shares valued for this purpose at $11.50 per share as provided in the original acquisition agreements) to the Sellers of thirteen of the stores that were purchased in May 1996 at formulaic purchase prices based on certain financial measurements for such stores in various periods. The Company will make additional payments in cash and Common Stock, currently estimated for the purpose of the Company's pro forma financial statements at $0.4 million in the aggregate, to the sellers of the six other stores purchased at formulaic purchase prices. The Company has options to purchase an additional three stores during 1997 at similar formulaic prices and options exercisable between 1997 and 2001 to purchase a total of 55 stores at formulaic prices; the owners of such stores have options to sell such stores to the Company at the same prices. The Company has recently entered into definitive agreements to purchase additional stores and franchisor's rights with respect to additional stores. Additional prospective acquisitions are under negotiation.

                      WEST COAST ENTERTAINMENT CORPORATION

-------------------------------

Videocassette and interactive electronic entertainment product rental inventories are treated as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity. Due to the accounting treatment of videocassette and interactive electronic entertainment products rental inventory as a non-current asset, the Company expects to operate with a working capital deficit following this offering.

                      WEST COAST ENTERTAINMENT CORPORATION




                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

         The trial date for the previously disclosed litigation with Richard Salvadore has been set for March, 1997.

         On November 28, 1996 the Company settled, and dismissed with prejudice, the previously disclosed litigation with Anderson E. Wells, Sundance Venture Partners, L.P. and Murphy's Express.

Item 2.  Changes in Securities
                 None

Item 3.  Defaults Upon Senior Securities
                 Not Applicable

Item 4.  Submission of Matters to a Vote of the Security Holders
                 Not Applicable

Item 5.  Other Information
                 None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                10.70+ Asset Purchase Agreement dated August 23, 1996 by and among West Coast Entertainment Corporation, a Delaware corporation (the "Company") and J.J. Video Inc. - Film Festival ("JJ"), Picture Show Video - Gardenside, Inc. ("Gardenside"), Picture Show Video - Winchester, Inc. ("Winchester"), Picture Show Video No. 4, Inc. ("Brentwood") and Picture Show Video, Inc. Bernard ("St. Bernard," and collectively with JJ, Gardenside, Winchester and Brentwood, the "Seller") and Charles Johnson, as amended.

                10.71+ Instrument of Evidence of Indebtedness dated August 23, 1996 between Company and Seller.

                10.72+ Cross Purchase Agreement dated August 23, 1996 with Respect to Additional Stores between Charles Johnson and the Company.

                10.73+ Asset Purchase Agreement dated September 30, 1996 by and among the Company, Steven Matsakis, Hal Greene and Brian Miller (collectively, the "Principals" and individually, a "Principal"), and Lyndhurst Video Inc., Kearny Video Inc., New Milford Video Inc., Hillsdale Video Inc., Hack Video Inc., Bell Video Inc., Bergen Video Inc., Harris Video Inc., Rahway Video Inc., Wall Video Inc., Mont Video Inc., Super Video of Park Ridge, Inc., Emerson Video LLC, Super Video Management Co., Inc. and Large Corporation (collectively, the "Super Video Sellers," and individually, a "Super Video Seller").

                10.74+ Instrument of Evidence of Indebtedness dated September 30, 1996 between the Company and the Super Video Sellers.

                10.75+ Asset Purchase Agreement dated October 1, 1996 among the Company, Reel Entertainment, T. George Solomon, Jr. and Bank One Equity Investors, Inc.

                10.76+ Area Development Agreement dated October 1, 1996 between West Coast Franchising Company and Reel Entertainment, Inc.

                10.77+ Retail Store Option Agreement dated October 1, 1996 between the Company and Reel Entertainment, Inc.

                27.0    Financial Data Schedule

---------------
+ Incorporated by reference to Exhibits 1 through 8 to the Company's Current
  Report on Form 8-K dated September 30, 1996.


         (b)     Reports on Form 8-K

                 On October 15, 1996, the Company filed a Current Report on Form 8-K dated September 30, 1996, stating that it had acquired from three unaffiliated selling groups the assets of three businesses for total consideration of approximately $8.2 million (including approximately $4.9 million in shares of its Common Stock) and had entered into an arrangement with one of such sellers, whereby such seller will develop retail video stores as a franchisee of the Company, which stores the Company will have the option or the obligation to purchase under certain circumstances.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WEST COAST ENTERTAINMENT
                                       CORPORATION


Date:     December 16, 1996            By:    /s/ T. Kyle Standley
                                              ---------------------------------
                                              T. Kyle Standley, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)





Date:     December 16, 1996            By:    /s/ Richard G. Kelly
                                              ---------------------------------
                                              Richard G. Kelly, Chief Financial
                                              Officer
                                              (Principal Financial Officer)





Date      December 16, 1996            By:    /s/ Jerry L. Misterman
                                              ---------------------------------
                                              Jerry L. Misterman, Chief
                                              Accounting Officer
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION

 10.70+ Asset Purchase Agreement dated August 23, 1996 by and among West Coast Entertainment Corporation, a Delaware corporation formerly known as RKT Acquisition Co. (the "Company") and
                J.J. Video Inc. - Film Festival ("JJ"), Picture Show Video - Gardenside, Inc. ("Gardenside"), Picture Show Video - Winchester, Inc. ("Winchester"), Picture Show Video No. 4, Inc. ("Brentwood") and Picture Show Video, Inc. Bernard ("St. Bernard," and collectively with JJ, Gardenside, Winchester and Brentwood, the "Seller") and Charles Johnson, as amended.

 10.71+ Instrument of Evidence of Indebtedness dated August 23, 1996 between Company and Seller.

 10.72+ Cross Purchase Agreement dated August 23, 1996 with Respect to Additional Stores between Charles Johnson and the Company.

 10.73+ Asset Purchase Agreement dated September 30, 1996 by and among the Company, Steven Matsakis, Hal Greene and Brian Miller (collectively, the "Principals" and individually, a "Principal"), and Lyndhurst Video Inc., Kearny Video Inc., New Milford Video Inc., Hillsdale Video Inc., Hack Video Inc., Bell Video Inc., Bergen Video Inc., Harris Video Inc., Rahway Video Inc., Wall Video Inc., Mont Video Inc., Super Video of Park Ridge, Inc., Emerson Video LLC, Super Video Management Co., Inc. and Large Corporation (collectively, the "Super Video Sellers," and individually, a "Super Video Seller").

 10.74+ Instrument of Evidence of Indebtedness dated September 30, 1996 between the Company and the Super Video Sellers.

 10.75+ Asset Purchase Agreement dated October 1, 1996 among the Company, Reel Entertainment, T. George Soloman, Jr. and Bank One Equity Investors, Inc.

 10.76+ Area Development Agreement dated October 1, 1996 between West Coast Franchising Company and Reel Entertainment, Inc.

 10.77+ Retail Store Option Agreement dated October 1, 1996 between the Company and Reel Entertainment, Inc.

 27.0           Financial Data Schedule

---------------
+ Incorporated by reference to Exhibits 1 through 8 to the Company's Current
  Report on Form 8-K dated September 30, 1996.