Form 10-Q/A
period 1996-10-31
WEST COAST ENTERTAINMENT CORP
filed 1996-12-17
CIK 1005858

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
                                                              ========        ========


                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                             Three months ended        Nine months ended
                                                                October 31,                October 31,
                                                          ----------------------     ----------------------
                                                             1996         1995         1996         1995
                                                          --------      --------     --------      --------
Revenues:
  Rental revenue                                          $ 16,402      $  2,146     $ 33,752      $  6,661
  Merchandise and other sales                                2,079           644        4,818         1,307
  Franchise fees                                             1,483         1,460        3,792         1,792
                                                          --------      --------     --------      --------

    Total revenues                                          19,964         4,250       42,362         9,760
                                                          --------      --------     --------      --------

Operating costs and expenses:
  Store operating expenses                                   9,780         1,539       18,784         4,577
  Cost of goods sold                                         1,345           399        3,133           682
  Amortization of videocassette and video game rental
    inventory                                                3,752           513        6,956         1,484
  General and administrative                                 2,931         1,403        7,623         2,176
  Intangible amortization                                    1,046           116        2,029           138
                                                          --------      --------     --------      --------

    Total operating costs and expenses                      18,854         3,970       38,525         9,057
                                                          --------      --------     --------      --------

Income from operations                                       1,110           280        3,837           703
                                                          --------      --------     --------      --------

Interest expense                                               222           250          730           387
Other, net                                                     (61)            0         (129)            0
                                                          --------      --------     --------      --------

Income before provision for income taxes and
 extraordinary item                                            949            30        3,236           316

Provision for income taxes                                     418            26        1,421           130
                                                          --------      --------     --------      --------

Income before extraordinary item                               531             4        1,815           186

Extraordinary item  (net of
 income tax benefit of $156)                                     0             0         (244)             0
                                                          --------      --------     --------      --------

Net income                                                $    531      $      4     $  1,571      $    186
                                                          ========      ========     ========      ========

Income per common share data:

Income before extraordinary item                          $   0.04      $   0.00     $   0.19      $   0.04
                                                          ========      ========     ========      ========

Extraordinary item                                        $   0.00      $   0.00     $  (0.02)      $   0.00
                                                          ========      ========     ========      ========

Net income                                                $   0.04      $   0.00     $   0.17      $   0.04
                                                          ========      ========     ========      ========

Weighted average shares outstanding                         12,460         4,756        9,493         4,756
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



                                       WEST COAST ENTERTAINMENT
                                       CORPORATION


Date:     December 17, 1996            By:    /s/ T. Kyle Standley
                                              ---------------------------------
                                              T. Kyle Standley, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)





Date:     December 17, 1996            By:    /s/ Richard G. Kelly
                                              ---------------------------------
                                              Richard G. Kelly, Chief Financial
                                              Officer
                                              (Principal Financial Officer)





Date      December 17, 1996            By:    /s/ Jerry L. Misterman
                                              ---------------------------------
                                              Jerry L. Misterman, Chief
                                              Accounting Officer
                                              (Principal Accounting Officer)

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