Form 10-K
period 1997-01-31
WEST COAST ENTERTAINMENT CORP
filed 1997-05-01
CIK 1005858

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                          COMMISSION FILE NO. 0-28072

                      WEST COAST ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3278751
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

                ROUTE 413 AND DOUBLE WOODS ROAD, NEWTOWN, PENNSYLVANIA 19047
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                             ---------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 968-4318

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                             ---------------------

     Indicate by check mark whether (1) the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

     The aggregate market value as of April 15, 1997 of Common Stock held by non-affiliates of the Registrant was approximately $62,956,000.

     The number of shares of Common Stock outstanding as of April 15, 1997 was 13,167,242.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.
================================================================================

                      WEST COAST ENTERTAINMENT CORPORATION

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.      Business...................................................................     1
Item 2.      Properties.................................................................    15
Item 3.      Legal Proceedings..........................................................    15
Item 4.      Submission of Matters to a Vote of Security Holders........................    15
             Executive Officers.........................................................    16
                                           PART II
Item 5.      Market for the Registrants' Common Stock and Related Stockholder Matters...    18
Item 6.      Selected Consolidated Financial Data.......................................    19
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................    20
Item 8.      Financial Statements and Supplementary Data................................    30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................    50
                                           PART III
Item 10.     Directors and Executive Officers of the Registrant.........................    50
Item 11.     Executive Compensation.....................................................    50
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............    50
Item 13.     Certain Relationships and Related Transactions.............................    50
                                           PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............    51

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is one of the four largest owners, operators and franchisors of video retail specialty stores in the United States in terms of system-wide revenues and pro forma Company revenues. In addition, the Company believes it is one of only two domestic video specialty retailers that has stores outside North America. The Company competes directly against major regional and national video rental stores in most of its markets and believes it is a leading video specialty retailer, in terms of number of stores, in all of the major markets in which Company-owned stores operate. At January 31, 1997, as a result of consummation of the Recent Acquisitions (as described below), West Coast owned and operated 264 video specialty stores and franchised 267 video specialty stores located in 24 states, principally in the Northeast and Midwest, and three foreign countries.

     The Company's goal is to be a leading video specialty retailer with a distinctive approach to operations and growth. The Company's stores are designed and managed to create an atmosphere that enhances the appreciation of movies, children's video programming and video games. Each of the Company's stores rents and sells videocassettes and rents video games and also sells certain popular electronic accessories and a variety of confectionery items. Sites for the Company's stores within each designated trade area are selected on the basis of such factors as visibility, ready accessibility (particularly for evening drivetime parking), signage and adaptability of existing structures to the Company's requirements, as well as cost considerations. The Company's stores vary in size, layout and inventory according to local market needs. The Company's stores range in size from 800 square feet to 12,000 square feet and generally carry a comprehensive selection of 7,000 to 17,000 prerecorded videocassettes. System-wide, a majority of the Company's stores are currently operated under the West Coast Video(R) name and the remainder are operated under such names as Videosmith(R) and Palmer Video(TM). The Company's capital expenditure plan provides for the integration of the West Coast Video(R) name and logo and its registered trademark The Movie Buff's Movie Store(R) into those domestic stores and foreign owned and operated stores which currently operate under other trade names and to install certain distinctive West Coast Video(R) layout and fixtures in such stores at a rate of at least 125 stores per year at a cost of approximately $32,000 per store. At present, 41 stores have been so rebranded and 70 stores are being converted during the first two quarters of the current year.

     As described in more detail below, the Company intends to expand its presence by acquiring independently owned stores as well as stores owned by existing West Coast Video(R) franchisees, selectively developing new stores and expanding its franchise system through acquisitions and area development agreements.

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in this Annual Report on Form 10-K, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations, as well as those factors set forth under the caption "Factors Affecting Future Results" in Item 7 below:

     The Company's rapid growth, particularly its acquisition between May 1996 and December 1996 of 26 chains operating 240 video specialty stores and franchising an additional 20 stores and its subsequent anticipated acquisition of 21 chains operating 126 stores and franchising 141 stores (including 30 owned and operated stores and 141 franchised stores located in foreign countries) through the Prospective Acquisitions (as described below), could strain the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. The Company competes with many others, including the Blockbuster Entertainment division of Viacom, Inc. ("Blockbuster"), having significantly greater financial and marketing resources, market share and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company's financial condition and results of operations. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variations in the acceptance of new release titles available for rental and sale, the extent of marketing and promotional programs, weather, special or unusual events and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in the future will perform as expected or that the prices paid for such stores will prove to be advantageous. Acquisitions of stores within the exclusive territories of existing West Coast Video(R) franchised stores may require the Company to relocate or sell such acquired stores, assist the franchisee to relocate, grant the franchisee additional franchises or territorial or other rights, agree to terminate the franchise or include the franchisee's stores in the Company's intended program of acquisitions. The Company's management does not have significant experience in operating a company as large as the Company now is.

COMPETITIVE STRENGTHS

     The Company's strategy is to strengthen its position as an industry leader while maximizing revenues and operating cash flow. The key elements of the Company's operating strategy are:

     - Building a Strong Presence in Selected Markets. The Company seeks to concentrate its stores in chosen markets where it ranks among the two leading video retailers. In each of the New York-New Jersey Metro, Boston, Philadelphia, Columbus and Louisville metropolitan areas, West Coast believes that it has more outlets than all, or all but one, of its competitors. This concentration enables the Company to conduct highly targeted marketing programs to maximize penetration within its selected markets, to maximize operating efficiencies in inventory management, training and store supervision and to promote accessibility to customers by clustering store locations. The Company also expects to expand through acquisitions and area development agreements in a manner consistent with its general policy of achieving concentration in targeted markets.

     - Capitalizing on Economies of Scale. Due to its size, the Company enjoys key operating efficiencies, including substantial discounts in purchasing video products and advertising media. West Coast has developed sophisticated in-house capabilities in marketing, purchasing, management information systems ("M.I.S.")/telecommunications, retailing and other areas of operations which provide proven management support services to its local stores. The Company employs software systems for the purposes of monitoring and managing store inventory, sales, purchases and customer memberships. These centralized management systems have enabled the Company to improve the operating cash flow of stores acquired by West Coast from smaller chains or individual owners. In evaluating acquisition candidates, the Company seeks to identify stores with the potential for improved profitability.

     - Customizing Stores for Local Demographics. The Company operates five distinct store formats tailored to appeal to particular demographic segments: urban boutiques, urban superstores, rural superstores, suburban superstores and upscale suburban superstores. The Company's stores carry between 7,000 and 17,000 videocassettes. These formats vary in terms of square footage, store design and layout. While several of its competitors have chosen uniform, chain-wide store formats and locations, the Company believes that having available store formats that take into account population density and other demographic characteristics is critical in allowing penetration into market areas that do not conform to uniform, chain-wide standards. Each format is intended to optimize usage of real estate. Although most of the Company's stores have over 4,000 square feet per store, some are smaller, custom-designed stores, including some urban stores which are formatted as compact boutiques containing almost as many videocassettes as larger stores and featuring a wide variety of catalog titles.

       The Company's in-house purchasing department tailors its selection of newly released titles and video games to the specific demographics of each Company-owned store and, through its proprietary monthly publication, "The Projector," suggests specific purchase quantities on a title-by-title basis for franchised stores having varying demographic profiles and sales volumes.

     - Providing Comprehensive Customer Service. West Coast believes that it builds customer loyalty and promotes additional store visits and product rentals by offering superior customer service through a highly trained sales force having comprehensive product knowledge. The Company's approach is epitomized by its slogan The Movie Buff's Movie Store.(R) The Company believes its sales force's appreciation and understanding of movies, children's video programming and interactive electronic entertainment products can result in a higher level of service than most of its competitors. One criterion used in the Company's recruitment and selection of employees is their general knowledge in regard to movies and electronic games. In addition, employees undergo continuous training to increase their knowledge about the store's video titles and about cinema and electronic games in general. The Company believes that the implementation of this strategy in the stores which it acquires can result in higher sales per customer, higher overall customer satisfaction, higher customer loyalty, lower employee turnover levels and higher catalog title inventory turnover.

The key elements of the Company's growth strategy are:

     - Pursuing Acquisitions in Highly Fragmented Industry. The Company believes that its most significant opportunity for growth over the next several years will continue to be the acquisition of existing video retailers. The industry remains highly fragmented with approximately 28,000 video retailers in the United States, approximately half of which are operated by operators of one or two stores. Existing video retailers typically have an established customer base and favorable location. The criteria for acquisition candidates includes store location and demographics, profitability, store sales volume, store size and management personnel. In addition, the Company seeks acquisition candidates that have the potential to realize expense reductions and improved store management through integration into the Company's information and inventory management systems and marketing and advertising programs.

       The Company believes that there are a significant number of attractive acquisition candidates, including West Coast Video(R) franchisees, and/or store sites available in its selected markets. The Company expects to acquire an additional 126 stores in the Prospective Acquisitions in early 1997 (including 34 stores owned by West Coast Video(R) and Palmer Video(TM) franchisees) and franchisor's rights with respect to 141 stores. The key factors that the Company considers in determining its rate of expansion include store location, local demographics, historical or projected profitability of stores and potential for integration into the Company's operating systems and implementation of the Company's operating strategy.

     - Continuing to Acquire West Coast Franchisee Stores. The Company intends to pursue the acquisition of individual or small chains of video specialty stores within the West Coast Video(R) franchising system. As franchisor, the Company maintains a right of first refusal to purchase these stores and intends to selectively acquire these stores in the future at prices which it considers to be reasonable and where it believes that it can increase store revenues by deploying its own capital, human and other resources and can achieve a higher return to the Company on store operations by fully integrating the stores into the Company's operating systems, thereby managing costs and generating operating profits that exceed the Company's franchise royalty fees from such stores. West Coast Video(R) franchisee-owned stores are typically of high quality and conform with the Company's own video retail strategy. Consistent with this strategy, as part of the Recent Acquisitions, the Company acquired 33 video retail stores located primarily in Massachusetts and New Jersey which had theretofore been owned and operated by franchisees and anticipates acquiring an additional 31 West Coast Video(R) stores and three Palmer Video(TM) stores from franchisees in the Prospective Acquisitions.

     - Expanding the Company's Franchise System through Area Development Agreements and Acquisitions. The Company has begun to enter into area development agreements which contemplate the establishment of 20 or more stores within a given territory by a single developer. See "-- Franchising." The Company also intends to expand the geographic scope of its franchise system. The Prospective Acquisitions include a chain of 79 franchised stores in Australia and a chain of 62 franchised stores in

       Canada. The Company currently has nine franchised stores in Canada, one in Curacao and two in Peru.

     - Selectively Developing New Stores. The Company plans to open new video retail stores in locations where acquisition of existing stores is impracticable but favorable store location studies indicate a substantial probability of success for a new store. Most of these locations are within the Company's existing areas of geographic concentration.

OPERATIONS

     The Company's management operating systems have been developed and tested over the years. Management believes that these systems will allow the Company to grow without incurring substantial incremental general and administrative expense. At January 31, 1997 the West Coast corporate staff included 72 professionals working in the following capacities:

                                                                                NUMBER OF
                                    DEPARTMENT                                  EMPLOYEES
    --------------------------------------------------------------------------  ---------
    Marketing/Movies & Games Management.......................................      18
    Purchasing/Materials Management...........................................       3
    M.I.S./Telecommunications.................................................       6
    Retail Operations/Store Development.......................................      10
    Accounting................................................................      22
    Distribution Services.....................................................       5
    Executive Administration..................................................       6
    Corporate Office Services.................................................       2
                                                                                    --
              Total...........................................................      72
                                                                                    ==

     MARKETING/MOVIES & GAMES MANAGEMENT. The Company currently has in place a centralized professional marketing department supporting all of the Company's video specialty stores. The Company's in-house art department provides the resources of a full service agency and utilizes an integrated computerized system for in house scanning, page layout and mechanical production, illustrations and color printing. Management believes this in-house creative capacity has resulted in substantial cost savings and enhanced production efficiencies for the Company's owned and operated stores and franchised stores.

     The Company develops an extensive semi-annual marketing campaign several months in advance of its six-month implementation period. The store managers' kits for these campaigns provide national and regional promotions and media flight schedules in a format that is designed to facilitate local store customization. The campaigns have earned a wide variety of national awards from the Video Software Dealers Association in the past five years, including "Best Overall Campaign," "Best Community Service" and "Best Special Media/Special Events." These campaigns have increased the familiarity of existing and potential customers with the Company and are also intended to increase customer rental and purchase transactions and frequency of visits.

     The Company uses radio and newspaper advertising and direct mail solicitation to promote its business in the markets in which the Company competes and uses television advertising in those metropolitan areas where the Company is a dominant player. The marketing department has a dedicated staff that publishes and distributes a proprietary, full color monthly consumer magazine, "Spotlight on Video(TM)," which promotes new releases and special offers exclusive to the Company.

     The costs of the Company's marketing department are funded in part by a contribution from West Coast's domestic franchisees that is required to be devoted to advertising and marketing. Such contribution is equal to 1% of the franchisees' gross revenues. Another 1% contribution is required to be devoted to local advertising. In addition to these contributions, the Company offsets the costs of its advertising with cooperative advertising funds and market development funds made available by movie studios and suppliers to promote certain videocassettes. The Company expects that it will receive increased amounts of these third-party funds as the Company grows.

     PURCHASING. The Company believes that the consistent selection of movies that appeal to the consumer is a significant feature of its operations. The Company's movie and electronic entertainment purchasers each have, on average, over eight years of industry experience. The rental entertainment purchasers use computerized purchasing models that analyze data in regard to the sales and rental performance of individual titles from the Company's stores on-line through the Company's POS systems. The Company also publishes a proprietary monthly publication, "The Projector(TM)," for owned and operated stores and franchised stores that projects suggested purchase quantities on a title-by-title basis for stores of varying demographic profiles and rental volume levels. The Company believes its purchasing department has considerable specific expertise in evaluating, finding distribution sources for and purchasing independent, arthouse, foreign and other highly entertaining films that are frequently not noticed or are ignored by other video specialty chains.

     M.I.S./TELECOMMUNICATIONS. The Company utilizes Point of Sale ("POS") software with continuous inventory and customer database and extensive management reporting capabilities. Nearly all of its franchisees utilize such POS software, and the Company is installing new software that will make more detailed data available faster on a system-wide basis. In addition, the Management Information Systems department provides a broad range of services to management as well as to owned and operated stores and franchised stores. Such services include: management of various relational databases which aid in movie and interactive electronic entertainment products purchasing; store site evaluation and selection and customer profiling and targeting; on-line POS and other store and corporate software maintenance, service and repair; technical support for the installation of store computer hardware and software; maintenance of hardware support agreements; on-line verification of franchisee revenues for royalty audit purposes; Company and franchisee staff POS system training; and enhancement and upgrading of POS software.

     RETAIL OPERATIONS. The Company has developed, at considerable time and expense, comprehensive retail operations policy and procedure manuals to achieve standardization among its Company-owned stores, as well as its franchisees. In addition, the Company's retail operations group works directly with both corporate and franchisee stores to provide assistance on a broad range of operational issues including: competitive strategies; product pricing; revenue enhancement; expense management; risk management; loss prevention for security and safety systems; new site analysis and selection; remerchandising and renovation plans and analysis. The retail operations group provides training and orientation to new franchisees as well as ongoing training programs. The retail operations group has also developed a detailed timetable and manual and provides direct assistance in the opening of new franchised stores as well as owned and operated stores, including obtaining permits/licenses, financing equipment, providing opening checklists and store configuration options, formulating construction guidelines, initiating vendor contacts, helping to manage and meet exterior signage specifications and wage and hiring guidelines, and developing professional service and vendor contacts.

RECENT ACQUISITIONS

     Between May 17, 1996 and December 3, 1996, the Company acquired from 26 selling groups a total of 240 video specialty stores (including 33 stores owned by 11 West Coast Video(R) franchisees) plus franchisor's rights in regard to 20 franchised stores (the "Recent Acquisitions").

     STORES ACQUIRED.  The following table briefly describes each of the Recent
Acquisitions:

                                            NUMBER OF OWNED                           ACQUISITION
               SELLER(S)                  AND OPERATED STORES        LOCATION            DATE
----------------------------------------  -------------------     --------------    ---------------
West Coast Video(R) franchisees (the
  "1996 Franchisees")...................           33(1)          PA, MA, FL, NJ    May and
                                                                  and OH            November 1996
Palmer Corporation and certain
  affiliates ("Palmer Video")...........           43(2)          NY and NJ         May 1996
American Video, Inc. and certain
  affiliates (collectively, "Red
  Giraffe").............................           31             IN, KY and OH     May 1996
Anthony Cocca's Videoland, Inc. and
  certain affiliates ("Videoland")......           46             PA and OH         May 1996
Group of 15 entities under common
  control, each doing business under the
  name Super Video Stores
  ("SuperVideo")........................           14             NJ                September 1996
Video Giant, Inc. ("Video Giant").......           12             TX, LA, OK, AR    May 1996
                                                                  and FL
Great American Video Realty, Inc.
  ("Great American")....................           10             NJ and NY         November 1996
Ohio Entertainment Corp. ("Ohio
  Entertainment").......................            5             OH                November 1996
A-Z Video Systems, Inc. ("A-Z Video")...           12             NJ and PA         May 1996
Showtime, Inc. ("Showtime Video").......           12             VA                May 1996
Certain entities under common control
  ("Video Video").......................            3             NJ                May 1996
Wellesley Entertainment, Inc.
  ("Wellesley Entertainment")...........            6             MA                November 1996
First Choice Video, Inc. ("First Choice
  #1")..................................            4             OH                November 1996
PictureShow Video, Inc. and certain
  affiliates ("PictureShow #1").........            5             OH and KY         August 1996
Reel Entertainment, Inc. ("Reel
  Entertainment #1")....................            2             LA                October and
                                                                                    November 1996
L.A. Video, Inc. ("L.A. Video").........            2             OH                November 1996
                                                  ---
          Total.........................          240(3)
                                                  ===

---------------
(1) Includes ten stores owned by Pottstown Video, Inc. and its affiliates ("Curran"), six stores owned by New Age Entertainment, Inc., four stores owned by HB Associates, Inc. and a total of 13 stores owned by eight other franchisees or groups of related franchisees.

(2) Includes two stores owned by partnerships in which the Company has a controlling 50% or 51% partnership interest. West Coast also acquired Palmer Video's rights as franchisor of 20 franchised stores located in New Jersey and Massachusetts.

(3) The Company subsequently acquired one additional store in Louisiana in March 1997 and one additional store in Massachusetts in April 1997.

     All of the Recent Acquisitions were asset purchases, except for the Palmer Video and Video Giant Acquisitions, which were mergers, and the Showtime Video Acquisition, which was a stock purchase.

     CONSIDERATION PAID. In connection with the Recent Acquisitions, the Company paid or undertook to pay aggregate consideration (excluding related costs and expenses, assumed liabilities and remaining future contingent consideration, and subject to various adjustments and elections to pay in cash or stock) of $117.7 million, consisting of $75.6 million paid or to be paid in cash and $42.1 million paid or to be paid in shares of Common Stock (approximately 3.6 million shares that were valued for this purpose at an average of $11.69 per share, reflecting, in the case of the May 1996 closings, the Initial Public Offering price and, in the case of subsequent closings, average trading prices at the times of the respective closings) together with approximately $7.5 million of acquisition costs and expenses, $8.5 million of assumed liabilities and $0.4 million of minimum remaining contingent consideration.)

     The following table sets forth the consideration paid or to be paid for the stores acquired in connection with the Recent Acquisitions:

                                        CASH(1)                COMMON STOCK
                                  --------------------     --------------------
                                    AMOUNT        %(2)       AMOUNT        %(2)      TOTAL (3)
                                  -----------     ----     -----------     ----     ------------
1996 Franchisees (11
  groups)(4)....................  $17,642,137      82%     $ 3,748,971      18%     $ 21,391,108(5)
Palmer Video....................   10,039,444      50%      10,039,484      50%       20,078,928
Red Giraffe.....................   11,486,250      70%       4,838,886      30%       16,325,136(6)
Videoland.......................    7,676,683      69%       3,450,006      31%       11,126,689(6)
Super Video.....................    6,640,982      63%       3,919,000(7)   37%       10,559,982
Video Giant.....................    1,738,547      18%       7,832,074      82%        9,570,621(6)
Great American..................    3,373,609      61%       2,200,000      39%        5,573,609
Ohio Entertainment..............    2,617,985      54%       2,245,000      46%        4,862,985
A-Z Video(8)....................    4,300,000     100%                                 4,300,000
Showtime Video..................    3,500,000     100%                                 3,500,000(6)
Video Video.....................    2,500,000     100%                                 2,500,000
Wellesley Entertainment.........    1,102,500      50%       1,102,500      50%        2,205,000
First Choice #1.................    1,007,667      46%       1,170,906      54%        2,178,573
Picture Show #1.................    1,240,000      60%         840,000      40%        2,080,000
Reel Entertainment #1...........      600,000      71%         250,000      29%          850,000
L.A. Video......................      133,257      23%         440,000      77%          573,257
                                  -----------              -----------              ------------
          Total.................  $75,599,061(9)           $42,076,827              $117,675,888(9)
                                  ===========              ===========              ============

---------------
 (1) Includes cash used to repay assumed indebtedness or other assumed obligations at closing, but excludes approximately $8.5 million of assumed liabilities.

 (2) Percentage of total consideration for each of the Recent Acquisitions represented by the cash component and by the stock component (if any), respectively.

 (3) Subject, in some cases, to subsequent post-closing adjustment based upon the amount by which each Seller's working capital, as defined, or cash available at closing, or the amount of sick pay and vacation pay then accrued, exceeded or was less than a specified amount, as well as the amount of certain prepaid rentals, insurance premiums and other prepaid expenses.

 (4) An executive officer of the Company, Donald Weiss, was a director of, and an investor in, one of these sellers. See "Certain Transactions."

 (5) Excludes a total of $2,333,851 paid, or to be paid, to the former owner of West Coast Entertainment, Inc., West Coast Video Enterprises, Inc., West Coast Services, Inc., Premier Advertising, Inc. and Game Power Headquarters, Inc. (the "WCEI Companies") and Jules E. Gardner and Kenneth
     R. Graffeo, two former executive officers of the WCEI Companies (who are now executive officers of the Company), pursuant to the terms of the acquisition by the Company of the franchise-related operating assets of the WCEI Companies in July 1995. See "Certain Transactions."

 (6) The Company became obligated to make certain additional payments of cash and/or Common Stock to these sellers at specified times following the respective opening dates of certain newly opened stores included in the May 1996 Recent Acquisitions (four Red Giraffe stores, two Showtime Video stores, one Video Giant store and 12 Videoland stores) in an amount determined on the basis of certain financial measurements for such stores for specified 12-month or other periods. In addition to the additional payments for 13 of such stores, which are included in the foregoing table, the Company has estimated the total of all such contingent payments for the remaining six stores at approximately $400,000. Upon consummation of the Recent Acquisition of Showtime Video, the Company advanced $250,000 to such seller to defray certain build-out and operating expenses of these stores; such advances will be applied as an offset against payments, if any, made in respect of newly opened stores.

 (7) A total of 213,524 shares payable on March 30, 1997 and on September 30, 1997 are subject to redetermination based on the closing price of Common Stock on Nasdaq on each such issuance date, if such closing price is less than the originally determined average trading price ($9.177 per share). The additional consideration to be paid to this seller in such event is payable, at the Company's election, in cash and/or in shares of Common Stock valued for this purpose on the basis of the subsequent closing price. On March 30, 1997, an additional 37,835 shares became payable pursuant to this provision.

 (8) An executive officer of the Company, Donald R. Thomas, was an executive of, and had a 2% equity interest in, this seller. See "Certain Transactions."

 (9) Excludes $855,262 paid in cash for two additional stores acquired in March and April, 1997.

     A portion of the net proceeds of the Company's initial public offering of Common Stock on May 17, 1996 (the "Initial Public Offering"), together with $1.7 million of borrowings under the Company's credit facility with PNC Bank, NA (the "Existing Credit Facility"), was used to finance the cash portion of the purchase price of the Recent Acquisitions that were consummated in May 1996 ($53.0 million, subject to further adjustment as described in the notes to the above table) and approximately $4.4 million of acquisition costs (including the amounts described in note (5) to the above table) and $0.3 million relating to the acceleration of certain obligations to the former owners of the WCEI Companies. The cash portion of the purchase price of the Recent Acquisitions that were consummated thereafter ($22.6 million, subject to adjustment as described in the notes to the above table, together with approximately $2.8 million of acquisition costs and expenses (including the amounts described in note (5) to the above table), was financed with borrowings under the Existing Credit Facility.

     The Company also paid or expects to pay (excluding any further contingent consideration) with respect to the Recent Acquisitions, $42.1 million in shares of Common Stock (approximately 3.6 million shares that were valued for this purpose at prices ranging from $9.113 to $13.00 per share, reflecting the Initial Public Offering price and average trading prices at the times of the respective closings). Approximately 0.8 million (including 0.2 million shares to be issued in conjunction with the March 1997 installment) of such shares are to be issued in subsequent installments through March 30, 1998.

     The terms of the Recent Acquisitions were negotiated at arm's length. In connection with the Recent Acquisitions, certain of the sellers and their affiliates entered into consulting and/or employment agreements with the Company. These include Peter Balner, who has become Executive Vice
President -- Corporate Retail Operations and Development and a director of the Company and nine other persons who have become Vice Presidents or Regional Vice Presidents, but have not become executive officers or directors, at annual salaries ranging from $65,500 to $210,000.

PROSPECTIVE ACQUISITIONS

     The Company has entered into, or expects to enter into, definitive agreements with 21 selling groups (collectively, the "Prospective Sellers") to acquire a total of 126 video specialty stores (including 31 stores owned by nine groups of West Coast Video(R) franchisees and three stores owned by two groups of Palmer Video(TM) franchisees), plus franchisor's rights of two of the Prospective Sellers with respect to 141 franchised video specialty stores (the "Prospective Acquisitions"). All of the Prospective Acquisitions are asset purchases, except for one, which is a stock purchase and one which involves the purchase of the stock of certain of the Prospective Seller's subsidiaries. The terms of the Prospective Acquisitions have been, or will be, negotiated at arm's length. In connection with the Prospective Acquisitions, certain of the Prospective Sellers and their affiliates have entered into, or expect to enter into, consulting and/or employment agreements with the Company. The closing of a majority of the Prospective Acquisitions is conditioned upon, among other things, the Company's ability to raise sufficient funds, and there can be no assurance that the Prospective Acquisitions will be consummated. None of the Prospective Acquisitions are conditioned upon closing any of the other Prospective Acquisitions.

     Stores to be Acquired. The stores to be acquired are located primarily in the Northeastern United States, Australia, and Canada. See "-- Store Locations." None of the 21 chains have more than 30 owned and operated stores.

     The 126 stores typically range in size from 3,000 to 7,000 square feet and employ approximately 300 persons full-time and approximately 800 persons part-time. The leases for the stores generally do not vary in important respects from the typical lease for the Company's existing stores.

     Consideration to be Paid. In connection with the Prospective Acquisitions, the Company expects to pay aggregate consideration of approximately $53.3 million in cash, excluding related acquisition costs and expenses, assumed liabilities and certain contingent consideration, and subject to various adjustments and to elections to pay in cash or stock. No single Prospective Seller will receive more than $10 million for its stores.

     Puts, Calls or Commitments on Additional Stores. The Company is required to purchase a total of 14 recently opened or to be opened stores from five of the sellers in the Recent Acquisitions during 1997 and 1998 at prices to be determined on the basis of multiples of their respective net operating cash flow (as defined) for specified periods. In addition to those stores and the Prospective Acquisitions, it is possible, but not yet probable, that the Company will acquire additional video specialty stores pursuant to the following arrangements. The Company has options to acquire two stores from certain Massachusetts franchisees that are exercisable in September 1997 and February 1999, respectively. In August 1996 the Company entered into a cross-purchase agreement with the sellers of the Picture Show chain (see "Recent Acquisitions"), under which such sellers have the right to require the Company to buy, and the Company has the right to require such sellers to sell, up to four additional stores operated or to be operated by such sellers. Such options are exercisable during specified periods between August 1997 and October 2000. The purchase prices for such additional stores will be equal to a multiple of their respective net operating cash flow (as defined) for specified periods and will be payable by delivery of shares of Common Stock valued for this purpose at approximately $9.113 per share. For a description of certain puts and calls with respect to up to 51 franchised stores which are to be developed in the future under two area development agreements, see "-- Franchising."

STORE LOCATIONS

     The following table lists the number of stores owned and franchised by the Company in each state or foreign country, including the stores acquired through the Recent Acquisitions, at January 31, 1997 excluding the stores to be acquired in the Prospective Acquisitions and two stores acquired by West Coast in March and April, 1997. Currently, more than 80% of the Company's owned and operated stores and more than 80% of its franchised stores are located in the Northeast and Midwest. Following consummation of the Prospective Acquisitions, these percentages will be approximately 75% and 50%, respectively. The owned and operated stores expected to be acquired are located primarily in Pennsylvania
(28), New York (19), New Jersey (15), and Australia (29); the franchised stores expected to be acquired are located in Australia (79) and Canada (62).

                                                                     NUMBER OF
                                                                     OWNED AND            NUMBER OF         TOTAL
                    STATE OR FOREIGN COUNTRY                      OPERATED STORES     FRANCHISED STORES     STORES
----------------------------------------------------------------  ---------------     -----------------     ------
Pennsylvania....................................................         52                   89              141
New Jersey......................................................         57                   68              125
Ohio............................................................         47                   12               59
Massachusetts...................................................         33                   14               47
New York........................................................         17                    5               22
Kentucky........................................................         17                   --               17
Indiana.........................................................         12                    1               13
Illinois........................................................         --                   15               15
Virginia........................................................         12                    2               14
Florida.........................................................          4                   10               14
Maryland........................................................         --                   13               13
Arkansas........................................................          4                   --                4
Louisiana.......................................................          4                    3                7
Texas...........................................................          2                    3                5
California......................................................         --                    5                5
Delaware........................................................         --                    4                4
Oklahoma........................................................          3                   --                3
Minnesota.......................................................         --                    3                3
Arizona.........................................................         --                    2                2
Oregon..........................................................         --                    2                2
Connecticut.....................................................         --                    1                1
Maine...........................................................         --                    1                1
Michigan........................................................         --                    1                1
Tennessee.......................................................         --                    1                1
Canada..........................................................         --                    9                9
Peru............................................................         --                    2                2
Curacao.........................................................         --                    1                1
                                                                        ---                  ---              ---
         Total..................................................        264                  267              531
                                                                        ===                  ===              ===

PRODUCTS AND PRICING

     The Company's primary source of revenue is the rental of videocassettes. The Company's stores feature between 7,000 and 17,000 videocassettes. At present, the Company's domestic stores generally rent new release titles for $2.00 to $3.00 for one day, depending on the age and popularity of the title, while catalog titles rent for $1.00 to $2.00 for one day. Video games generally rent for $3.00 for one day. The Company regularly reviews and determines its rental prices for titles based on the length of time each title has been available on videocassette and the frequency of rentals for each title. Movie titles are classified into a variety of thematic categories, including certain categories which are custom tailored to local tastes and demographic profiles and are displayed alphabetically within those categories. The Company attempts to keep available within each store sufficient numbers of current popular titles, as well as a significant selection of catalog titles, to satisfy customer demand.

     West Coast also offers videocassettes for sale. Generally, previously viewed videocassettes are sold for $7.99 to $11.99 beginning 12 weeks after a new title is released to video specialty stores. Sales of new videocassettes are generally priced at $15.99 to $20.99. Based on anticipated growth in the overall market for videocassette sales, planned improvements in the Company's videocassette sales merchandising and the reported revenue mix of other video retailers, the Company expects its per store sales of new (and, to a lesser extent, used) videocassettes to increase.

     In addition to video rentals and sales, West Coast also rents and sells video game products compatible with various game hardware platforms and personal computers. Media consultant and economist Wilkofsky Gruen Associates, Inc. ("Gruen Associates") has estimated that domestic interactive electronic entertainment software revenue will increase from approximately $5.7 billion in 1995 to approximately $8.8 billion in 2002. The Company expects per store rental revenue of interactive electronic entertainment products to increase because of an overall rise in the popularity of CD-ROM and new hardware formats. As a result, the Company believes that its Game Power HeadquartersSM format will experience significant growth in the next several years.

SUPPLIERS

     The Company purchases approximately 50% of its rental videocassette and video game products from Ingram Entertainment, Inc. ("Ingram"). West Coast currently receives marketing funds and an advertising allowance from Ingram based upon a percentage of the Company's videocassette and video game purchases. In addition, the Company currently has an unsecured open account with outstanding amounts due 60 days from invoice for all rental, sell-through and game product purchases and 90 days from invoice for all sell-through product intended for new store openings and Christmas catalog product. Other suppliers of products include Baker & Taylor and Star Video for videocassettes and Acclaim Entertainment, Inc., Activision, Alliance Distribution, American Technos, Atlus, Capcom, Eidos Interactive, Electro Source, Electronic Arts, Fox Interactive, Interact (Recoton), Interplay, Jaleco, Koei, Konami, Maxis, Merisel, Inc., Sega of America, Star Video, SVG, Titus, UBISoft, Video By Cycling, VLM Entertainment Group and Waxworks for video games. The Company is contractually obligated to purchase from Ingram at least 50% of its annual requirements for products through July 1, 1997, the lesser of 30% of its annual requirements or $25 million through July 1, 2000 and the lesser of 25% of its annual requirements or $25 million through July 1, 2002. Ingram may terminate this contract at any time for any reason upon 90 days prior written notice. If the relationship with Ingram were terminated, the Company believes that it could readily obtain its required inventory of videocassettes and video games from alternative suppliers at prices and on terms comparable to those with Ingram.

FRANCHISING

     The Company currently receives franchise fees from West Coast Video(R) franchisees equal to approximately 7% of each franchisee's monthly gross revenues, subject to stated monthly minimum royalties. Of this amount, the Company is required to devote an amount equal to 2% of such monthly gross revenues to direct and indirect advertising and marketing programs. The Company also receives a one-time fee upon execution of the franchise agreement. Franchisees are not required to purchase their initial inventory or supplies from the Company, although they sometimes do so. Thereafter, franchisees purchase virtually all of their movie and interactive game product from unaffiliated suppliers.

     Franchisees are entitled to develop West Coast Video(R) stores at approved locations within a specified geographic area under the terms of a standard franchise agreement. The exclusivity accorded to a franchisee generally does not extend beyond a radius of three miles from each franchised location, with franchisees in urban locations often being limited to a one-half to one mile radius. Franchises are typically awarded for a term of ten years, subject to the franchisee's right to renew for additional ten-year periods.

     The Company provides training for the franchisee's managers and other store personnel. Franchisees are required to meet the Company's quality control standards in regard to store appearance and size of videocassette inventory, among other things. The Company provides advice about title selection, initial promotional advertising, posters and brochures.

     Each franchise owner has sole responsibility for all operational decisions and financing commitments relating to the store, including monthly rent, utilities and payroll. Franchisees are required to indemnify West Coast against claims arising from the franchisee's operations and to provide specified amounts of insurance coverage. The Company does not currently provide any form of credit enhancement for any of its franchisees' operations.

     The franchise agreement requires the Company's express written agreement to any transfer of a franchise or any sale of a controlling interest in a franchisee. The agreement also authorizes the Company at any time to inspect and monitor the franchisee's operations and audit its books and records. The Company is entitled to terminate a franchise for a material breach of the terms of the franchise agreement, subject to compliance with certain state laws regarding termination for cause, prior notice and similar matters. Between acquiring the assets of the WCEI Companies in July 1995 and December 31, 1996, the Company has terminated 46 franchisees and an additional 16 franchise agreements have expired.

     AREA DEVELOPMENT AGREEMENTS. On October 1, 1996 the Company entered into an area development agreement and a related option agreement with respect to a total of up to 31 franchised stores to be located chiefly in Louisiana. The developer, which will have exclusive rights to a defined territory, paid the Company $100,000 upon execution of the agreements and will pay up to an additional $125,000 on specified dates as stores are opened. The option agreement gives the Company the right to acquire the assets of specified numbers of the franchised stores at specified times during a 39-month period commencing on October 1, 1998 at a purchase price equal to a multiple of the stores' aggregate net operating cash flow, as defined in the option agreement. A portion of the purchase price of each tranche of eight or more stores will be payable in cash and the balance will be payable, at the Company's election, in cash or in shares of Common Stock valued in accordance with future trading prices. The purchase price for the first tranche of stores may be reduced or increased based upon the Net Operating Cash Flow (as defined) for four stores acquired or to be acquired from the developer between November 1996 and May 1997. Subject to the satisfaction of certain conditions, the area development agreement also gives the franchisee the right at specified times during a 39-month period commencing on April 1, 1998 to require the Company to acquire between eight and 31 of such stores at the same price and on the same terms as described above, as well as any additional stores acquired by the developer, the acquisition of which was approved by the Company.

     On November 15, 1996, the Company entered into an area development agreement and a related option agreement with respect to a total of up to 20 franchised stores to be located in New Hampshire, Maine and northeastern Massachusetts. The developer, which will have exclusive rights to a defined territory, paid the Company $100,000 upon execution of the agreements, and will pay an additional $1,000 for each new store opened under such agreements, up to a maximum of $20,000, exclusive of continuing royalty fees. The option agreement gives the Company the right to acquire substantially all of the assets of the developer at specified times during a 12-month period commencing on March 1, 2002 at a purchase price equal to a multiple of the aggregate net operating cash flow, as defined in the option agreement, of the developer's stores. The purchase price is payable in shares of Common Stock. Subject to the satisfaction of certain conditions, the area development agreement also gives the developer the right, at specified times during a 12-month period commencing on September 1, 2001, to require the Company to acquire substantially all of the assets of the developer at the same price and on the same terms as described above.

     Under the terms of an area development agreement with respect to Peru and certain contiguous South American countries, the area developer will pay the Company a development fee of up to $175,000 over a five-year period, based on the achievement of certain specified milestones, as well as license fees equal to 3% of the revenues of each of its franchised stores.

INDUSTRY OVERVIEW

     VIDEOCASSETTES. According to Gruen Associates, domestic video retail industry revenues exceeded $15.8 billion in 1996, with industry revenues projected to grow to approximately $31.2 billion by 2006. Of the total domestic revenues in 1996, video rental revenues were approximately $7.8 billion and video sales revenues were approximately $8.0 billion.

     The industry is characterized by a high degree of fragmentation, with only nine chains in 1995, including the Company, reported to be operating in excess of 100 video specialty stores and the average chain operating fewer than 50 stores. In recent years the video retail industry has begun to consolidate as regional chains and smaller video specialty store operations are acquired by operators with greater access to capital. The Company believes that although video specialty store revenues will continue to grow as consumers rent and purchase prerecorded videos, a greater rate of growth will occur among video specialty store operators engaged in a program of acquiring competitors.

     In 1996, according to Gruen Associates, the home video market was the largest single source of revenue to major movie studios, accounting for approximately 52.7% of such studios' worldwide revenues in 1996. Due to the high production cost of films today, the Company believes that without home video revenues, most films would have been unprofitable. Furthermore, in order to quickly recoup the large theatrical marketing budgets that often exceed a film's production cost, most films are released simultaneously in a large number of theaters. This broad exposure usually results in most theaters playing the film only for a few weeks before replacing it with another release.

     Movie studios seek to maximize their revenues by releasing movies in sequential release date windows to various movie distribution channels. These distribution channels currently include, in release date order (with approximate 1994 revenues to the motion picture distributors shown in parentheses), movie theaters ($5.7 billion), video specialty stores ($8.1 billion) and other media including Pay-Per-View and similar services ($0.2 billion), pay television ($1.7 billion), domestic basic cable television ($0.4 billion) and domestic network and syndicated television ($0.5 billion).

     Sales of prerecorded videos have grown at a cumulative annual growth rate of 9.9% for the three-year period ending December 31, 1995, but in 1995 still only represented approximately 33% of video retail industry revenues from all distribution channels. Movie studios influence the relative levels of video rentals versus sales by setting wholesale video prices. The movie studios typically set the initial wholesale price of prerecorded videos at between $50 and $65, which encourages rental rather than sale. In order to maximize revenues to the studios, after approximately six to twelve months the studios will often lower the price of these same videos to between $15 and $20, which encourages their purchase. In addition, a relatively small number of titles that are believed to have broader consumer appeal, such as Toy Story, Twister and Independence Day, are wholesaled initially by the studios at between $12 and $17, which also encourages their purchase rather than rental. While much of this type of product is heavily promoted as "sell-through" titles by all types of mass market retailers, the video specialty stores offer this product both for sale and rental and thus also attract the customer who prefers to rent rather than buy despite a title's relatively low purchase price.

     The Company believes, based on its own practices and information provided by the sellers in the Recent Acquisitions, that video specialty stores typically purchase a majority of the films that were released in the box office regardless of their success in attracting theatre viewers. The Company believes that many of its customers are predisposed to view a specific film as a result of its marketing campaign, but due to its short playing time at a local theater, they will often rent or purchase the prerecorded home video version of that film. In addition, the Company believes consumers are more apt to view films that were not box office hits on rented videos than on any other medium because video specialty stores provide the opportunity to browse and make an impulse choice among a very broad selection of film titles at a low price. Therefore, video specialty stores represent a reliable revenue source for a majority of the film output of the major movie studios.

     Two major studios have begun to release selected new films on new digital video discs ("DVD") with, to date, approximately 55 West Coast Video(R) stores participating. Video discs and video disc players function like videocassettes and VCRs but provide a higher quality video image by using digital technology. To the extent that this format becomes popular with consumers, the video retail industry could also carry film titles in this format for both rental and sale, thereby creating an additional revenue base.

COMPETITION

     The video retail industry is highly competitive. The Company competes with other video specialty stores, including stores operated by regional and national chains, as well as other businesses, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, that offer videos and interactive electronic entertainment products. Certain of the Company's competitors, including Blockbuster, have significantly greater financial and marketing resources, market share and name recognition than the Company. The Company believes that neither the Company nor any other domestic video specialty store chain, apart from Blockbuster, accounts for 3% or more of domestic industry-wide revenues. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, live theater, sporting events and family entertainment centers. However, many of these have a higher per person cost than the rental of a video.

     The Company believes the principal competitive factors among participants in the video retail industry are store location and visibility, title selection, the number of copies of each new release available and customer service. While the Company does not believe that price is always as significant a competitive factor among video retailers, it is a significant factor relative to competition with movie theaters and other forms of entertainment. The Company's goal is to offer a higher level of service, greater title selection and more copies of new releases than its competitors to foster more frequent visits and video rentals by customers.

     The Company's stores also compete with Pay-Per-View cable television systems, in which home subscribers pay a fee to see programming selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and programming and are generally available only to households with a converter to unscramble incoming signals. While recently developed technologies permit certain telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes, the Company believes that substantial technological developments will be necessary to allow such alternatives to match the low price, viewing convenience (in terms of stopping, restarting and rerunning the programs) and selection available through video rental. Furthermore, the Company believes that movie studios have a significant interest in maintaining the movie rental business because, as noted above, the sale of video rental units typically represents the studios' largest source of revenues. According to Gruen Associates, foreign video retail industry revenues were $15.0 billion in 1996, with industry revenues projected to grow to approximately $25.0 billion in 2006. In addition, Gruen Associates estimates that the revenues received by U.S. movie distributors from foreign home video has grown from approximately $0.9 billion in 1986 to over $4.7 billion in 1996 and is projected to reach approximately $11.8 billion in 2006. For further information concerning competition within the industry, see "-- Video Industry Overview."

     In Australia, the Company believes that video retail industry revenues were approximately $0.9 billion during 1996. Approximately 81% of all Australian homes own a VCR and approximately 20% own a video game console. The Company believes that Australia has the highest per capita spending on home video rentals and sales in the world. As in the United States, video rental revenues exceed movie theater revenues. The development and penetration of cable television in Australia has lagged behind the United States by approximately five years, and widespread availability of cable television, when and if attained, will make that medium a stronger competitor to video retailing than it now is. At present, films are released to Australian cable television several more months after theatrical release than in the United States and one year from availability on home video. This differs from the United States where leading titles offered to home video outlets frequently appear on cable after only six weeks.

     Australia has approximately 3,000 video stores. Movieland is one of approximately seven chains (including Blockbuster) having more than 100 stores in Australia.

EMPLOYEES

     At January 31, 1997, the Company had 3,142 employees, including 2,985 in retail stores and the remainder in corporate administrative and warehousing operations. Of such employees, 865 were full-time and 2,277 were part-time. Staffing requirements for West Coast stores range from six to 12 employees, depending on size and location, and typically include one store manager and one or two assistant managers. Store managers report directly either to a Regional Vice President (of which the Company currently has eight and will have ten as a result of the Prospective Acquisitions) or, in regions with many stores, to a district manager who, in turn, reports to a Regional Vice President. The Company believes that its employee relations are good. None of the Company's employees is represented by a labor union. Consummation of the Prospective Acquisitions is expected to add approximately 300 full-time and 800 part-time employees.

INTELLECTUAL PROPERTY

     The Company owns a number of trademarks, trade names and service marks including West Coast Video(R), The Movie Buff's Movie Store(R), Game Power HeadquartersTM, net.spotTM, The ProjectorTM, Spotlight on VideoTM and Videosmith(R), as well as Palmer VideoTM, Red GiraffeTM and other trade names under which certain recently acquired stores are currently conducting business pending their transition to the West Coast Video(R) name and signage. The Company also owns its own IRIS version and source code of the West Coast Video(R) and Game Power HeadquartersSM software.

DEVELOPMENT OF THE COMPANY

     West Coast Entertainment Corporation is a Delaware corporation established by Ralph W. Standley III and T. Kyle Standley in February 1995 (originally under the name RKT Acquisition Co.) for two purposes: (i) to combine four corporations (the "Predecessor Corporations") through which the Standley family had theretofore conducted their video store business and (ii) to acquire substantially all of the operating assets relating to franchise operations of West Coast Video Entertainment, Inc., an unrelated third party, and its four affiliated corporations. In July 1995 each of the four Predecessor Corporations, Giant Video Corporation ("GVC"), Nostalgia Ventures, Inc. ("NVI"), G.V. Management Corp. ("GVMC") and Videosmith (DE) Incorporated ("VDI"), merged with and into the Company in the Merger. As a result of the Merger, the former stockholders of the four Predecessor Corporations became stockholders of the Company. Simultaneously, the Company, through its wholly-owned subsidiary WC Franchise, a Delaware corporation, acquired substantially all of the franchise-related operating assets of the WCEI Companies for $4.0 million in cash and $4.0 million principal amount of promissory notes and also agreed to make $500,000 of noncompetition payments and pay certain subsequent fees as described under "-- Recent Acquisitions."

     The Company's growth since 1995 is described under "-- Recent
Acquisitions."

     The four Predecessor Corporations that were merged into the Company had previously conducted their respective operations under substantially common ownership. See Notes 1 and 11 to the Company's consolidated financial statements. GVC, an Ohio corporation, was incorporated in 1989 and opened its first video specialty store in Dayton, Ohio in June 1989. In April 1993 all of the outstanding stock of NVI, an Ohio corporation with seven stores in the Greater Dayton area, was acquired by the controlling stockholders of GVC from unrelated third parties for $100,000 in cash and $108,000 principal amount of promissory notes accompanied by a $256,000 noncompetition payment. In August 1994 the controlling stockholders of NVI, together with certain other investors, acquired from an unrelated third party through VS Acquisition Corp., a newly formed Delaware corporation ("VSAC"), all of the outstanding stock of VDI, the parent of Videosmith Incorporated, a Massachusetts corporation with 14 stores in Massachusetts, for $1.9 million in cash. Shortly thereafter, VSAC merged with and into VDI. In May 1992 the controlling stockholders of GVC formed an Ohio corporation,

GVMC, which provided management services to certain of the other corporations. In February 1992, over three years prior to the acquisition of its franchise-related operating assets by the Company, one of the WCEI Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code due to the financial condition of its owned and operated video specialty stores, as distinct from its franchising operations.

ITEM 2.  PROPERTIES

     In January 1997, the Company moved into its new corporate headquarters, located at One Summit Square, Suite 200, Route 413 & Double Woods Road, Newtown, Pennsylvania, which consists of approximately 17,000 square feet of office space. These facilities are rented under a lease which expires in April 2002 at an annual rental of $341,120, plus West Coast's proportionate share of taxes, insurance, utilities and other operating expenses for the building to the extent such expenses exceed 1997 levels. West Coast has one extension option for a five-year period, certain early termination rights, an option on specified space within the building and rights of first offer on other space within the building. At present, West Coast leases approximately 11,000 square feet of warehouse space at 490 Red Lion Road, Philadelphia, Pennsylvania at an annual rental of $28,176, plus taxes, insurance and utilities, on a month-to-month basis. The Company believes that suitable alternate warehouse space is available for lease in the vicinity of its new headquarters.

     The Company also rents approximately 15,400 square feet of office space and warehouse space for its regional operations in Westfield, New Jersey, Boston, Massachusetts, Dayton, Ohio, Southlake, Texas, Jeffersontown, Kentucky and Scranton, Pennsylvania at an annualized rental of approximately $136,164 (plus taxes, insurance and utilities) under the leases which typically run for five or ten years with options for renewal ranging from one to five years.

     The Company leases all of its video specialty stores. The leases for the Company's stores generally have an initial term of five to ten years or more and provide one or more options to renew for additional terms of similar lengths. The leases with respect to the remaining stores generally have an initial term of five years and provide one or two options to renew for an additional term of three to five years. Rents for the renewal terms are typically at pre-negotiated rates. The majority of the leases contain percentage rental provisions which only apply based upon high thresholds of in-store gross sales revenues. The Company has not to date paid material amounts of percentage rentals. The Company is responsible for taxes, insurance and utilities under most leases. The Company expects that future stores will also occupy leased premises.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit brought in the United States District Court for the Eastern District of Pennsylvania on July 3, 1995 entitled Salvador v. R.K.T. Acquisition, Inc. (No. 95-6241). The plaintiff claims that he was offered employment by the Company and is entitled to a salary and various types of finder's fees and other incentives. On the basis of discovery to date, the suit seeks to recover employee compensation in excess of $750,000 and finder's fees in excess of $1,250,000. The matter is expected to be set for trial later in 1997. The Company has denied the material allegations in this matter and plans to defend vigorously against plaintiff's claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

     The executive officers and other key executives of the Company are as follows:

                  NAME                    AGE                       POSITION
----------------------------------------  ----    ---------------------------------------------
Ralph W. Standley, III..................    58    Chairman of the Board of Directors
T. Kyle Standley........................    33    President, Chief Executive Officer and
                                                  Director
Donald R. Thomas........................    53    Chief Operating Officer and Director
Kenneth R. Graffeo......................    40    Executive Vice President-Marketing
Peter Balner............................    50    Executive Vice President-Corporate Retail
                                                  Operations and Development and Director
Jules E. Gardner........................    36    Executive Vice President-Franchise Operations
Richard G. Kelly........................    43    Executive Vice President, Chief Financial
                                                  Officer
Donald Weiss............................    55    Executive Vice President-Business Development
Matt Brown..............................    44    Executive Vice President
Jerry L. Misterman......................    50    Vice President, Chief Accounting Officer
M. Trent Standley.......................    32    Vice President, Secretary and Director

     Ralph W. Standley III has served as the Chairman of the Board of West Coast and its principal predecessors for the past five years. He also served as President of two such predecessors, NVI and VDI, and as Secretary of two other predecessors, GVI and GVMC, from the date of their inception or acquisition by West Coast through July 1995. Ralph W. Standley III is the father of T. Kyle Standley and M. Trent Standley.

     T. Kyle Standley has served as the President and Chief Executive Officer and a Director of West Coast and its predecessors since its inception in February 1995. Previously, he served as an executive officer of two of West Coast's predecessors, GVC and GVMC, commencing in 1991. Mr. Standley was director of research at Colliers International Property Consultants from 1989 to 1991, and prior thereto was a financial analyst at Paine Webber Incorporated.

     Mr. Thomas has served as Chief Operating Officer since he joined the Company in May 1995. Mr. Thomas has also served as Chairman of the Board of Directors and Executive Consultant to A-Z Video, a chain of 12 owned and 21 licensed video specialty stores, from 1985 until the Company acquired such 12 stores in 1996; Chairman of the Board of Directors, President and Chief Executive Officer of Club Donatello Owners Association, a hotel-condominium owners association in San Francisco, from early 1994 to 1996 and a director thereafter; and as President of D.R. Thomas Enterprises, Ltd., a management consulting firm, from 1991 to 1996. From 1990 through 1992, Mr. Thomas also served as Senior Vice President of Creative Strategies Research International, Inc., a high-technology market research and management consulting firm.

     Mr. Graffeo has served as Executive Vice President-Marketing since he joined the Company in July 1995 in connection with the acquisition by WC Franchise of certain franchise-related operating assets. Prior thereto, Mr. Graffeo served West Coast Entertainment, Inc. as its Executive Vice President from December 1993 until July 1995 and as Vice President-Marketing from December 1992 through December 1993. From July 1990 through December 1992, Mr. Graffeo served as Director of Marketing for West Coast Video Enterprises, Inc. Both West Coast Entertainment, Inc. and West Coast Video Enterprises, Inc. were WCEI Companies previously engaged in the franchising and ownership and operation of video specialty stores. From 1986 to 1990, Mr. Graffeo served as a Vice-President of Marketing Services for Geographic Marketing Group, a BBDO/Tracy Locke Company, a domestic marketing group, with direct responsibility for the marketing campaigns of brands such as Kraft General Foods and Pepsi-Cola. From 1980 to 1986, Mr. Graffeo was employed by Coca-Cola Co. Inc., where he served in various marketing and brand management positions.

     Mr. Balner has served as Executive Vice President-Corporate Retail Operations and Development since May 1996. Previously, he was President and Chief Executive Officer of Palmer Video, a rental video retailer, from December 1981 until West Coast's acquisition of that Company. Mr. Balner has received numerous awards from the Video Software Dealers' Association, including "Retailer of the Year" in 1989 and 1993 and

"Video Man of the Year" in 1989, and was inducted into the "Video Hall of Fame" in 1992. Mr. Balner has served on the Board of Directors of the Video Software Dealers Association since 1993.

     Mr. Gardner has served as Executive Vice President-Franchise Operations since he joined the Company in July 1995 in connection with the acquisition by WC Franchise of certain franchise-related operating assets, and has served as President of WC Franchise Company since July, 1995. Prior to July 1995, Mr. Gardner served as Chief Operating Officer for West Coast Entertainment, Inc. from November 1992. From July 1990 through November 1992, Mr. Gardner was a Vice President of West Coast Video Enterprises, Inc. with responsibility for marketing video specialty store franchises. On February 25, 1992, West Coast Video Enterprises, Inc., of which Mr. Gardner was an executive officer, filed for protection under Chapter 11 of the Federal Bankruptcy Code. Prior to 1990, Mr. Gardner also coordinated the national sales and distribution efforts of Sorbee International, a manufacturer of sugar-free candies.

     Mr. Kelly joined the Company as Executive Vice President-Chief Financial Officer in July, 1996. From January, 1994 to June, 1996, Mr. Kelly served as a Director of Moore, Stephens, Reilly, PC and was a shareholder and Vice President of Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly served as Director of Gillis & Kelly, P.C., from 1990 to 1993, at which time the firm merged with Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly is a Certified Public Accountant whose responsibilities included direction of mergers and acquisitions as well as tax and audit related functions.

     Mr. Brown joined the Company as an Executive Vice President in December 1996. Previously, he served as vice president of sales and distribution for Buena Vista Home Video, a subsidiary of The Walt Disney Company, from October, 1989 to December 1996 and as senior vice president and general manager of operations for Artec Distribution, Inc. from October, 1980 to October, 1989.

     Mr. Weiss has served as Executive Vice President-Business Development of the Company since September 1996. From May 1996 to August 1996, Mr. Weiss served as Vice President-Franchise Development of the Company. From November of 1992 until April 1996, he served as Vice President-Franchising Development of WCEI. From August 1991 to October 1992, Mr. Weiss served as Vice President-Franchising Development of West Coast Enterprises, Inc., and from March 1989 to July 1991, he served as Executive Director of Franchise Development of West Coast Enterprises, Inc.

     Mr. Misterman has served as Vice President-Finance of the Company since mid-July 1995 and as Chief Financial Officer of WC Franchise since the acquisition by WC Franchise of certain franchise-related operating assets in July 1995. Prior to July 1995, Mr. Misterman served as Chief Financial Officer of each of the WCEI Companies, of Sorbee International, a manufacturer of sugar-free candies, from March 1989, and of Medical Products Labs, a manufacturer and distributor of fluoride-related sugar-free dental products, from March 1990. Prior to 1990, Mr. Misterman's experience included serving as the Chief Financial Officer of the Seven-Up Bottling Group of Philadelphia Inc., Corporate Controller and Assistant Treasurer of Aydin Corporation, a manufacturer of electronic communications systems and equipment, and also as Chief Financial Officer of Providers Benefit Company, a manager and operator of several primary health care facilities and a finance company. On February 25, 1992, West Coast Video Enterprises, Inc., of which Mr. Misterman was an executive officer, filed for protection under Chapter 11 of the Federal Bankruptcy Code.

     M. Trent Standley has served as a Vice President, Secretary and a Director of West Coast since May 1995. He also served as President of one of West Coast's predecessors, GVI, from 1989 to 1995, as Vice President of two other predecessors, VDI from 1994 to 1995 and GVMC from 1992 to 1995, and as Secretary of a fourth predecessor, NVI, from 1993 to 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER'S MATTERS

     The Company's Common Stock is traded and quoted on the Nasdaq National Market under the symbol "WCEC". The following table shows the high and low sales prices of the Common Stock since the Common Stock began trading publicly on May 14, 1996, as reported through January 31, 1997, the end of the Company's most recent fiscal year. The price to the public in the Initial Public Offering was $13.00 per share.

                                                                            COMMON STOCK
                                                                               PRICE
                                                                           --------------
                                                                            HIGH     LOW
                                                                           ------   -----
     Quarter ended July 31, 1996 (from May 14, 1996).....................  $13.50   $9.25
     Quarter ended October 31, 1996......................................   11.50    7.63
     Quarter ended January 31, 1997......................................   11.75    8.00

     As of April 15, 1997, there were 68 record holders and approximately 700 beneficial owners of the company's Common Stock. Approximately 5,589,000 shares are held by brokers, dealers and their nominees on behalf of the beneficial owners.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its Common Stock. For the foreseeable future, the Company expects to retain its earnings to finance the expansion and development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in future credit agreements and the operating and financial condition of the Company, among other factors. The Company's current bank credit facility contains a convenant prohibiting the payment of dividends without the lender's consent. There can be no assurance that the Company will ever pay dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not make any issuances of unregistered securities in the fourth quarter of the fiscal year ended January 31, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the years ended January 31, 1993, 1994, 1995, 1996, and 1997 was derived from the consolidated financial statements of the Company, formerly the combined companies of Giant Video Corporation, Nostalgia Ventures, Inc., Videosmith, Inc., and G.V. Management Corporation. Such financial statements were audited by Price Waterhouse LLP, independent certified public accountants, with the exception of the balance sheet data as of January 31, 1993. The Selected Financial Data set forth below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                YEARS ENDED JANUARY 31,
                                                     ---------------------------------------------
                                                      1993     1994     1995     1996       1997
                                                     ------   ------   ------   -------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.........................................  $1,120   $2,520   $6,503   $14,719   $ 73,293
  Operating income (loss)..........................    (105)     (44)     385     1,216      8,053
  Net income before extraordinary item.............    (150)     (72)     204       334      3,710
  Net income.......................................    (150)     (72)     204       334      3,466
  Net income before extraordinary item per share
     (2)...........................................      --       --       --        --   $   0.35
  Net income per share (2).........................      --       --       --        --   $   0.33
  Weighted average number of shares (2)(3).........      --       --       --        --     10,554
  Unaudited pro forma data:(3)
     Income before income taxes....................  $ (150)  $  (86)  $  267   $   576         --
     Income tax provision..........................      --      (29)      63       275         --
     Net income (loss).............................    (150)     (57)     204       301         --
     Net income per share..........................   (0.36)   (0.07)   (0.12)    (0.06)        --
     Weighted average number of common shares......     418      843    1,693     4,756         --
OPERATING DATA:
  Increase (decrease) in same store revenues (1)...    14.9%    (6.1)%   14.2%      4.8%       5.3%
  Store Data:
     Company-owned stores at end of period.........       8       14       28        28        264
     Franchised stores at end of period............      --       --       --       304        267
                                                     ------   ------   ------   -------    -------
       Total stores at end of period...............       8       14       28       332        531
BALANCE SHEET DATA:
  Cash and cash equivalents........................  $   23   $   12   $   45   $   611   $  1,311
  Videocassette rental inventory, net..............     162      388    1,464     1,509     24,598
  Total assets.....................................     360      770    3,631    16,515    159,964
  Long-term debt, less current portion.............     302      332      738     7,101     32,802
  Total liabilities................................     906    1,338    3,266    15,972     52,829
  Equity (deficit).................................    (546)    (568)     365       543    107,135

---------------

(1) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the corresponding period for the prior year.

(2) As certain of the combined entities were Subchapter S Corporations through January 1, 1996 and were not subject to federal and state income taxes, historical per share data is not considered meaningful for the years ended January 31, 1993, 1994, 1995 and 1996 and, accordingly, has not been presented.

(3) For purposes of determining pro forma income per common share data for the years ended January 31, 1993, 1994, 1995 and 1996, the income tax provisions have been adjusted as if each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation.

     Pro forma income per common share and income per common share data has been calculated utilizing the weighted average number of common shares outstanding, including dilutive common stock equivalents, after giving effect to the 0.340-for-1 reverse stock split, which was approved by the Board of Directors on May 14, 1996, as if it had occurred as of February 1, 1992. Common stock equivalents consist of common stock which may be issuable upon the assumed exercise of outstanding options and warrants using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has experienced rapid growth in revenue primarily as a result of acquiring video specialty store chains. It has also increased existing store revenues. The number of stores owned and operated by the Company has grown ninefold over the past year alone. After acquiring the Videosmith(R) chain in 1994, the Company owned and operated 28 stores in Ohio and Massachusetts. The acquisition of a total of 240 owned and operated stores during 1996 significantly increased West Coast's market penetration within New Jersey, Pennsylvania, Ohio and certain other states and expanded the Company's operations to reach a total of 24 states. The expected consummation of the Prospective Acquisitions in early 1997 will increase the number of stores in Pennsylvania, New York, New Jersey and Canada and will establish a significant presence in Australia (29 owned and operated stores and 79 franchised stores).

     Revenues. Historically, the Company's revenues have been derived primarily from the rental of videocassettes and video games together with sales of previously viewed videocassettes ("rental revenues"), while lesser amounts have been derived from payments from franchisees ("franchise fees") and sales of new videocassettes, miscellaneous merchandise and other sales ("merchandise and other sales"). Acquisitions of franchised stores and stores with differing levels of merchandise and other sales compared with rental revenues have had, and may in the future have, an effect on the Company's mix of revenue components.

     The Company believes that convenience, selection, customer service, weather and price are the most significant factors in determining rental volumes. Significant increases in rental revenues largely depend upon the appeal of new releases coming from motion picture producers and video game developers. Management plans and executes various buying, marketing and operating strategies so as to take maximum advantage of such competitive factors as are under its control.

     The franchise arrangement calls for the Company to receive franchise fee payments monthly in arrears from its franchised stores. The franchise fee payment due from each domestic franchisee is generally equal to 7% of the aggregate revenues from all of the franchisees' stores for the prior month, of which 2% of such aggregate revenues is required to be devoted to paying marketing and advertising costs.

     Merchandise and other sales are derived primarily from new videocassettes sold directly to customers, sales of supplies to franchisees, video game sales and the sale of confectionery and other movie-related merchandise.

     Expenses. Store operating expenses generally consist of expenses incurred at the store level, including amortization of videocassette and video game rental inventory ("Rental Inventory"), personnel expense, lease expense, utility expense and depreciation. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," Rental Inventory amortization expense has been removed from store operating expenses and discussed separately. Rental Inventory amortization expense is a substantial component of total expenses and will vary depending on the amortization policy adopted. The Company's policy is to state Rental Inventory at cost and amortize it over its estimated economic life with no provision for salvage value. New release Rental Inventory and the Rental Inventory of acquired stores is amortized as follows: the first through third copies of each title per store are amortized over 36 months on a straight-line basis and succeeding copies of each title per store are amortized over nine months on a straight-line basis. The Company believes that its method of amortization, as well as that of the entities being acquired, results in an appropriate matching of amortization expense with the revenue received from the associated rental of such Rental Inventory.

     Cost of goods sold is a smaller component of total expenses consisting primarily of costs associated with purchasing videocassettes and video games to be sold directly to customers, supplies to be sold to franchisees, video games and confectionery items. Selling, general and administrative expenses are non-store level expenses and include general corporate expenses such as marketing and advertising, personnel, administration, legal and accounting. These functions are primarily performed at the Company's headquarters in Newtown, Pennsylvania. Interest expense will increase to the extent that the Company borrows additional funds to finance the Prospective Acquisitions or other future acquisitions.

     Intangible assets are primarily comprised of franchise rights and goodwill. Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill is amortized over 20 years on a straight-line basis.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated statement of operations data and other data expressed as a percentage of total revenue and the number of stores open at the end of each period.

                                                                     YEAR ENDED JANUARY 31,
                                                                  -----------------------------
                                                                  1995        1996        1997
                                                                  -----       -----       -----
STATEMENT OF OPERATIONS DATA:
  Revenues:
  Rental revenues...............................................   86.2%       62.6%       80.1%
  Merchandise and other sales...................................   13.8        15.6        13.4
  Franchise fees................................................     --        21.8         6.5
                                                                  -----       -----       -----
     Total revenues.............................................  100.0       100.0       100.0
                                                                  -----       -----       -----
  Costs and expenses:
  Store operating expenses(1)...................................   52.3        42.2        44.9
  Cost of goods sold............................................    6.2         9.5         8.9
  Amortization of videocassette and video game rental
     inventory(2)...............................................   21.5        13.6        15.4
  Selling, general and administrative...........................   13.8        25.2        15.3
  Amortization of intangible assets.............................     --         1.3         4.6
                                                                  -----       -----       -----
     Total costs and expenses...................................   93.8        91.8        89.1
                                                                  -----       -----       -----
  Income from operations........................................    6.2         8.2        10.9
  Interest expense and other....................................    1.6         4.1         1.5
                                                                  -----       -----       -----
  Income before provision for income taxes and extraordinary
     item.......................................................    4.6         4.1         9.4
  Provision for income taxes....................................    1.5         2.0         4.4
                                                                  -----       -----       -----
  Income before extraordinary item..............................    3.1%        2.1%        5.0%
                                                                  =====       =====       =====
OTHER DATA:
  Purchases of videocassette rental inventory...................   21.5%       13.6%       25.2%
STORE DATA:
  Increase in same store revenue(3).............................   14.2%        4.8%        5.3%
  Company-owned stores at end of period.........................     28          28         264
  Franchised stores at end of period............................     --         304         267
                                                                  -----       -----       -----
  Total stores at end of period.................................     28         332         531
                                                                  =====       =====       =====

---------------
(1) Exclusive of amortization of Rental Inventory.
(2) The Company's amortization policy for Rental Inventory is described above under "-- Overview -- Expenses."
(3) The increase in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the corresponding period for the prior year.

  YEAR ENDED JANUARY 31, 1997 COMPARED TO YEAR ENDED JANUARY 31, 1996

     Revenues. Revenues increased $58.6 million, or 398.6%, from $14.7 million for the year ended January 31, 1996 to $73.3 million for the year ended January 31, 1997. Most of this increase was composed of a $49.5 million increase in rental revenues and a $7.5 million increase in merchandise and other sales primarily due to the acquisition of 240 video specialty stores on the following dates: 172 stores on May 17, 1996, 5 on August 26, 1996, 14 on September 30, 1996, 1 on October 1, 1996, 1 on October 25, 1996, 45 on November 15, 1996, 1 on
December 1, 1996, and 1 on December 3, 1996.

     Rental revenues increased $49.5 million, or 538.0%, from $9.2 million for the year ended January 31, 1996 to $58.7 million for the year ended January 31, 1997, primarily due to $49.2 million of rental revenues contributed by the 240 stores acquired since May 17, 1996 as described above. The remaining increase in rental revenues of $0.3 million is due an increase in rental revenues for the 28 stores owned by the Company for the full twelve months in both 1996 and 1997.

     Merchandise and other sales increased $7.5 million, or 326.1%, from $2.3 million for the year ended January 31, 1996 to $9.8 million for the year ended January 31, 1997, primarily due to $6.7 million of merchandise and other sales contributed by the 240 video specialty stores purchased since May 17, 1996. Of the difference, $0.6 million relates to the franchise business whose merchandise and other sales only contributed approximately 6.5 months of revenues in the year ended January 31, 1996 as compared to all 12 months in the year ended January 31, 1997. The remaining increase in merchandise and other sales of $0.2 million is due to same store sales increases of the original 28 stores.

     Franchise fee revenues increased $1.6 million, or 50.0%, from $3.2 million for the year ended January 31, 1996 to $4.8 million for the year ended January 31, 1997. Because the franchise business was acquired on July 12, 1995, it was included in the Company's accounts for all 12 months in the year ended January 31, 1997 but only for approximately 6.5 months in the year ended January 31, 1996. Average monthly franchise fee revenues decreased approximately 19% from the year ended January 31, 1996 to the year ended January 31, 1997. Approximately 20% of the decrease is due to the acquisition of franchised stores which were purchased since May 17, 1996. Another 20% of the decrease is related to a decrease in average monthly royalty payments received from franchisees due to a decline in their business. The remaining 60% of the decline is due to a slow down in royalty payments from franchisees.

     As a result of the Company's acquisition activities, the mix of its revenue sources changed to approximately 80.1% rental, 13.4% merchandising and 6.5% franchising during the year ended January 31, 1997 from 62.6%, 15.6% and 21.8%, respectively, during the year ended January 31, 1996.

     Store Operating Expenses. Store operating expenses increased $26.7 million, or 430.6%, from $6.2 million for the year ended January 31, 1996 to $32.9 million for the year ended January 31, 1997. As a percentage of total revenues, store operating expenses increased 2.7 percentage points from 42.2% for the year ended January 31, 1996 to 44.9% for the year ended January 31, 1997. This increase was caused primarily by the decrease from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. However, as a percentage of rental revenues and merchandise and other sales, store operating costs decreased 5.9 percentage points from 53.9% for the year ended January 31, 1996 to 48.0% for the year ended January 31, 1997. This decrease reflects lower operating costs as a percentage of revenue for the 240 video specialty stores purchased since May 17, 1996.

     Cost of Goods Sold. Cost of goods sold increased $5.1 million, or 364.3%, from $1.4 million for the year ended January 31, 1996 to $6.5 million for the year ended January 31, 1997, primarily as a result of an increase in sales volume of merchandise and other sales due to the acquisition of the franchise business on July 12, 1995 and the acquisition of the 240 video specialty stores since May 17, 1996. As a percentage of merchandise and other sales, cost of goods sold increased by 6.8 percentage points from 60.9% for the year ended January 31, 1996 to 67.7% for the year ended January 31, 1997. This was primarily due to a change in sales mix.

     Amortization of Videocassette and Video Game Rental
Inventory. Amortization of rental inventory increased by $9.3 million, or 465.0%, from $2.0 million for the year ended January 31, 1996 to $11.3 million for the year ended January 31, 1997, primarily as a result of the acquisition of the 240 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization decreased 2.4 percentage points from 21.7% for the year ended January 31, 1996 to 19.3% for the year ended January 31, 1997. This is primarily due to the effects of purchase accounting in conjunction with the 240 video specialty stores acquired since May 17, 1996 as more fully explained in Note 3 to the Consolidated Financial Statements.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $7.5 million, or 202.7%, from $3.7 million for the year ended January 31, 1996 to $11.2 million for the year ended January 31, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisitions of the 240 video specialty stores and the franchise business.

As a percentage of total revenues, however, selling, general and administrative expenses decreased 9.9 percentage points from 25.2% for the year ending January 31, 1996 to 15.3% for the year ending January 31, 1997 reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores, as well as a change in the mix of rental revenues, merchandise and other sales and franchise fees. In addition, franchise fees have higher selling, general and administrative costs than rental revenues and merchandise and other sales.

     Amortization of Intangible Assets. Intangible amortization expense increased $3.2 million, from $0.2 million for the year ended January 31, 1996 to $3.4 million for the year ended January 31, 1997. As a percentage of total revenues, intangible amortization increased 3.3 percentage points from 1.3% for the year ended January 31, 1996 to 4.6% for the year ended January 31, 1997. These increases are entirely related to amortization of goodwill associated with the acquisition of the 240 video specialty stores since May 17, 1996.

     Interest Expense and Other. Net interest expense and other increased $0.5 million, or 83.3%, from $0.6 million for the year ended January 31, 1996 to $1.1 million for the year ended January 31, 1997. Interest expense comprises almost all of this net amount. However, as a percentage of total revenues, interest expense decreased 2.6 percentage points from 4.1% for the year ended January 31, 1996 to 1.5% for the year ended January 31, 1997. The increase in dollars is attributable to additional interest expense incurred in connection with the acquisition of the franchise business and the acquisition of the 240 video specialty stores.

     Extraordinary Item. For the year ended January 31, 1997, the Company incurred an extraordinary item of $0.4 million ($0.2 million net of taxes) because, in conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt, the Company was required by terms of the debt to pay a prepayment penalty of $0.4 million upon completion of the Initial Public Offering. No extraordinary items were incurred during the year ended January 31, 1996.

     Net Income. As a result of the foregoing, net income increased $3.2 million, for the year ended January 31, 1997 from $0.3 million for the year ended January 31, 1996 to $3.5 million for the year ended January 31, 1997.

  YEAR ENDED JANUARY 31, 1996 COMPARED TO YEAR ENDED JANUARY 31, 1995

     Revenues. Revenues increased $8.2 million, or 126.2%, from $6.5 million for the year ended January 31, 1995 to $14.7 million for the year ended January 31, 1996. Of this increase, approximately $4.2 million was contributed by the 14 Boston-based Videosmith(R) stores, which were acquired by the Company on August 5, 1994 and were therefore included in the Company's accounts for all 12 months of the fiscal year ended January 31, 1996 but less than six months of the fiscal year ended January 31, 1995. An additional $3.2 million of franchise fees and $0.7 million of associated product sales were contributed by the Company's franchise-related operations following the acquisition on July 12, 1995 of the franchise business. The video game store acquired from the WCEI Companies contributed an additional $0.3 million of merchandise and other sales. Revenues from the Company's other video stores decreased $0.2 million reflecting the closing of one store, a delay in opening another store and changes in sources of supply.

     Rental revenues increased $3.6 million, or 64.3%, from $5.6 million for the year ended January 31, 1995 to $9.2 million for the year ended January 31, 1996, due primarily to having 12 months of revenues, as compared to less than six months of revenues, from the Videosmith(R) stores and also to an increase of $0.2 million in revenues from the Company's stores. Increases occurred primarily in Videosmith(R) stores, principally as a result of continuing growth in two stores, the elimination of a closely situated competitor from one market and a change of management personnel early in 1995 in a third store. During the last six and one half months of the year ended January 31, 1996, as a result of the acquisition of the franchise business, franchise fees became, for the first time, a source of revenue for the Company and generated 21.8% of total revenues for the entire period.

     Merchandise and other sales increased $1.4 million, or 155.6%, from $0.9 million for the year ended January 31, 1995 to $2.3 million for the year ended January 31, 1996. In the six and one half months following the Company's acquisition of the franchise business, sales of supplies to franchisees amounted to $0.7 million and retail sales at the video game store acquired from the WCEI Companies amounted to an additional $0.3 million. Merchandise and other sales also grew faster than rental revenues during the period because the Company owned the Videosmith(R) stores for all 12 months of the year (compared to less than six months of the prior year) and merchandise and other sales accounted for a larger percentage of total revenues for the Videosmith(R) stores (14.7%) than for the Company's other video specialty stores (6.3%) due to Videosmith(R)'s historical emphasis on merchandise and other sales in comparison with most other chains in the industry.

     Store Operating Expenses. Store operating expenses net of amortization of videocassette rental inventory increased $2.8 million, or 82.4%, from $3.4 million for the fiscal year ended January 31, 1995 to $6.2 million for the fiscal year ended January 31, 1996, reflecting 12 months of operations for the Videosmith(R) stores and the acquisition of the video game store for six and one half months. As a percentage of total revenues, store operating expenses decreased 10.4 percentage points from 52.7% for the fiscal year ended January 31, 1995 to 42.3% for the fiscal year ended January 31, 1996. This decrease was primarily an effect of the acquisition of the franchise business, which contributed $3.9 million of revenues during the period but involved no store operating expenses. As a percentage of rental revenues and merchandise and other sales (excluding franchise fees), store operating costs increased 1.5 percentage points, from 52.7% for the year ended January 31, 1995 to 54.2% for the year ended January 31, 1996, due primarily to higher occupancy and payroll costs per store in metropolitan Boston as compared to Ohio.

     Cost of Goods Sold. Cost of goods sold increased $1.0 million, or 262.3%, from $0.4 million for the year ended January 31, 1995 to $1.4 million for the year ended January 31, 1996, primarily as a result of the acquisition of the franchise business (which accounted for $0.8 million of the increase) and the expansion of the Company's product sales resulting from the Videosmith(R) acquisition (which accounted for $0.1 million of the increase). As a percentage of total revenues, cost of goods sold increased by 3.5 percentage points, from 5.9% for the year ended January 31, 1995 to 9.4% for the year ended January 31, 1996, due primarily to a change in the mix of total revenues in favor of merchandise and other sales and the acquisition of the franchise business. The franchise business had merchandise and other sales that were 24.0% of its total revenues, which is higher than the comparable percentage for the Company historically. As a percentage of merchandise and other sales, cost of goods sold increased by 17.6 percentage points, from 42.6% for the year ended January 31, 1995 to 60.2% for the year ended January 31, 1996, primarily because sales to franchisees (which represent 69.0% of the total merchandise and other sales of the franchise business) are made at substantially lower margins.

     Amortization of Videocassette and Video Game Rental
Inventory. Amortization of Rental Inventory increased $0.6 million, or 42.3%, from $1.4 million for the fiscal year ended January 31, 1995 to $2.0 million for the fiscal year ended January 31, 1996, due to the expansion of the Company's rental business through the Videosmith(R) acquisition which occurred on August 5, 1994. As a percentage of rental revenues, amortization of Rental Inventory decreased 4.2% percentage points from 25.6% for the year ended January 31, 1995 to 21.4% for the year ended January 31, 1996, due primarily to the difference in the ratio of videocassette purchases to rental revenues between the Videosmith(R) stores (a ratio of approximately 18%) and the Company's other stores (a ratio of approximately 27%), which reflects the greater than industry-average demand for the rental of film classics and other catalog titles, as compared to new releases and video games, at Videosmith(R) stores.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 311.1%, from $0.9 million for the fiscal year ended January 31, 1995 to $3.7 million for the fiscal year ended January 31, 1996, reflecting increased head count and non-store operating costs acquired from the WCEI Companies of $2.4 million and approximately $0.4 million of selling, general and administrative expenses attributable to including 12 months (rather than less than six months), of Videosmith(R) operations. As a percentage of total revenues, selling, general and administrative expenses increased 11.8 percentage points from 13.4% for the fiscal year ended January 31, 1995 to 25.2% for the fiscal year ended January 31, 1996, primarily as a result of the acquisition of the franchise business, whose selling, general and administrative expenses equalled 65.8% of its total revenues because the principal cost of this business is the administrative cost of providing support services to franchisees.

     Amortization of Intangible Assets. Intangible amortization expense was $0.2 million, and represented 1.3% of total revenues for the year ended January 31, 1996 as compared to no intangible amortization for the year ended January 31, 1995. The Company first recorded intangible assets as a result of the July, 1995 acquisition of the franchise business.

     Interest Expense and Other. Interest expense and other, net, increased $0.5 million, from $0.1 million for the fiscal year ended January 31, 1995 to $0.6 million for the fiscal year ended January 31, 1996. As a percentage of total revenues, Interest expense and other, net, increased 2.3 percentage points from 1.8% for the fiscal year ended January 31, 1995 to 4.1% for the fiscal year ended January 31, 1996 due to approximately $0.5 million of additional interest expense incurred in connection with the Videosmith(R) acquisition and the acquisition of the franchise business from the WCEI Companies.

     Net Income. As a result of the foregoing, particularly the acquisition of the franchise business and the inclusion of 12 months of Videosmith(R) operations, net income increased $0.1 million, from $0.2 million for the year ended January 31, 1995 to $0.3 million for the year ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended January 31, 1997, the Company had net cash provided by operating activities of $19.4 million, net cash used in investing activities of $102.1 million (consisting primarily of cash used to purchase videocassette rental inventory of $18.5 million, and $80.5 million of net cash paid for the acquisitions of new video specialty stores acquired in such year) and net cash provided by financing activities of $83.3 million (consisting of net repayment of debt of $10.2 million offset by $33.6 million of net borrowings from the Existing Credit Facility (as described below), $0.9 million in fees paid relating to the Existing Credit Facility and $60.8 million in net proceeds from the issuance of Common Stock (in the Initial Public Offering on May 17, 1996) resulting in a net increase in cash and cash equivalents of $0.7 million.

     Prior to May 1996, the Company funded its operations and acquisitions through cash provided by operating activities, bank loans guaranteed by its existing stockholders, loans and lines of credit from Rental Inventory suppliers, and financing provided by sellers in connection with certain acquisitions. On May 17, 1996 the Company raised net proceeds of $63.1 million in the Initial Public Equity Offering, refinanced its outstanding bank debt through the $65.0 million Existing Credit Facility, paid down all of its other outstanding indebtedness, and consummated certain Recent Acquisitions (see "Item 1 -- Recent Acquisitions"), which it expects will increase its future flows of cash provided by operating activities. The Company has subsequently consummated additional Recent Acquisitions. The aggregate purchase price of these Recent Acquisitions has been financed through borrowings under the Existing Credit Facility and through issuance of shares of Common Stock to certain of the sellers.

     The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under the Existing Credit Facility. Management believes that these sources of cash will be sufficient to meet the Company's operating needs for at least the next 12 months.

     The Company will seek to effect a private placement of debt securities (the "Proposed Private Placement") and, if successful, expects to use a portion of the net proceeds from the Proposed Private Placement to fund the Prospective Acquisitions, repay all outstanding borrowings under the Existing Credit Facility and fund the capital commitments described below. The remaining portion of such net proceeds, together with amounts available under the New Credit Facility, will be available for future acquisitions or for other corporate purposes. The Company has arranged for the New Credit Facility to become effective upon consummation of the Proposed Private Placement and satisfaction of certain other conditions. The terms of the commitment letter outlining the New Credit Facility are described below.

     The Existing Credit Facility, which is provided by a syndicate of banks for which PNC Bank, National Association ("PNC Bank") serves as agent, consists of a two-year revolving credit facility followed by a three-year term loan. Borrowings under the facility are available for working capital, capital expenditures, refinancing of existing indebtedness and certain permitted acquisition financing. The maximum amount available for borrowing at any time will equal 2.75 times the Company's operating cash flow (as defined for the purposes of the Existing Credit Facility) during the previous four quarters. At the Company's option, interest rates will vary from either PNC Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate, in each case depending on the ratio of the Company's total debt to operating cash flow. At March 31, 1997 the weighted average borrowing rate was 8.2%. Borrowings are secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries. Borrowings are subject to various conditions including compliance with certain financial tests and ratios.

     The Company and PNC Bank, N.A. (the "Bank") have executed a commitment letter (the "Commitment Letter") providing for the replacement of the Existing Credit Facility by the New Credit Facility, conditioned upon the Proposed Private Placement and satisfaction of certain other conditions as described below. Under the Commitment Letter, the New Credit Facility will be a $125.0 million senior secured revolving credit and term loan facility consisting of a two-year reducing revolving credit facility to be followed by a three-year term loan. The Company expects that definitive agreements to establish the New Credit Facility will be executed substantially simultaneously with the consummation of the Proposed Private Placement. There can be no assurance that the New Credit Facility will, in fact, become effective. The obligation of the Bank to consummate the transactions contemplated by the Commitment Letter is subject to the fulfillment of certain conditions, including (i) the absence of any material adverse change in the financial condition, operations, prospects or property of the Company and its subsidiaries, taken as a whole (a "Material Adverse Change") and (ii) the absence of any material adverse change in the financial markets or the market for senior debt financing. The obligation of the Bank to provide advances under the New Credit Facility will also be subject to the fulfillment of certain conditions, including without limitation (i) the completion of the Proposed Private Placement and (ii) the absence of a Material Adverse Change.

     In the future, the Company may also seek additional debt financing or equity capital through additional private or public offerings of securities.

     The availability of the proposed Private Placement or other debt financing or equity capital will depend upon prevailing market conditions, the market price of the Company's Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. The number of shares of Common Stock, if any, to be issued to sellers in connection with future acquisitions will also be affected by such factors, since such number will be determined in accordance with a formula based on trading prices of the Common Stock. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video specialty stores to sustain the Company's recent rates of growth.

     Capital Commitments. The cash consideration expected to be paid in connection with the Prospective Acquisitions, including certain fees, acquisition costs and expenses and contingent payments, is estimated at $55.9 million.

     The Company's capital expenditure plan provides for converting the stores acquired in the Recent Acquisitions and Prospective Acquisitions to West Coast signage and format and installing certain West Coast layout and features at a rate of approximately 125 stores per year at an estimated cost of $32,000 per store. The remaining aggregate costs of upgrading West Coast's management information systems and integrating stores acquired in the Recent Acquisitions and Prospective Acquisitions onto such systems are expected to be approximately $1.2 million over the next 12 months.

     Build-out costs for new stores are expected to range from $325,000 to $375,000 per store. The Company expects to open approximately 40 additional stores during the next twelve months, which number may increase if the Prospective Acquisitions are consummated.

     Approximately $7.8 million of the aggregate purchase price of certain Prospective Acquisitions is subject to adjustment based upon the future operating cash flow of 32 stores; any upward adjustment is payable chiefly in cash, with a portion payable, at the Company's election, in cash or shares of Common Stock. Over the next twelve months the Company will make additional payments of cash and Common Stock, currently estimated at $0.4 million in the aggregate, to the sellers of six stores purchased in connection with the Recent

Acquisitions at formulaic purchase prices based on certain financial measurements for such stores in future periods. The Company has commitments or options to purchase an additional 17 stores at similar formulaic prices (which cannot yet be estimated), payable in cash.

     The excess (if any) of these definitive purchase prices over current estimates will be payable primarily in cash with a portion payable, at the Company's election, in cash or shares of Common Stock. The purchase prices for future acquisitions may contain similar components. If such components of such purchase prices are materially more that is initially expected, the Company will have to deploy more cash or issue more shares of Common Stock than it budgeted for such purpose.

     Under certain cross-purchase and area development agreements described under "Item 1 -- Franchising," the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners so elect) all of the assets of up to 55 stores operated or to be operated by such owners at specified times between 1997 and 2002. The purchase prices will be equal to specified multiples of the stores' net operating cash flow; the purchase prices of 24 such stores will be payable in shares of Common Stock and the other purchase prices will be payable in cash or in shares of Common Stock, at the Company's election.

     Rental Inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity. Due to the accounting treatment of Rental Inventory as a noncurrent asset, the Company had a working capital deficit at January 31, 1997.

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

     The Company's results of operations are generally affected by economic trends in its market area but results to date have not been impacted by inflation or wage increases; however, Congress has passed legislation raising the federal minimum wage from $4.25 per hour to $4.75 per hour, commencing October 1, 1996, and $5.15 per hour, commencing October 1, 1997. Many of the Company's part-time store-level employees are paid at or slightly above the minimum wage. The new legislation materially increases the Company's employment costs and the Company believes that any resulting increases will be offset by price increases. If a period of high inflation is encountered, the Company believes that it will be able to pass on its higher costs to its customers.

     A concentration of new store openings and the related pre-opening costs in any particular fiscal quarter could have an adverse impact on the financial results for that quarter, leading to fluctuating quarterly financial results, which could adversely impact the Company's Common Stock price.

     The videocassette and interactive electronic entertainment products rental business is somewhat seasonal, with revenues in early Spring generally being lower due in part to the change in Daylight Savings Time and improved weather, and revenues in early Fall generally being lower due in part to the start of school, the football season and the new television season.

FACTORS AFFECTING FUTURE RESULTS

     The future operating results of the Company remain difficult to predict. The Company continues to face many risks and uncertainties which could affect its operating results, including, without limitation, those described below.

     The Company's rapid growth could strain the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. Future expansion will require the Company's existing management personnel to, among other things, identify and analyze new markets and new site locations; locate and negotiate with numerous potential acquires; consummate acquisitions; negotiate acceptable real estate leases and related agreements for existing stores and for stores to be acquired or opened and develop cost-effective transition plans for acquired stores; hire, train and assimilate store managers and other store personnel; and address the other specific risks described in more detail below.

     There can be no assurance that the Company will be able to identify suitable acquisition targets and complete acquisitions in either existing or new markets. In addition, certain of the Company's competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would increase acquisition prices and related costs and result in fewer acquisition opportunities, which could have a material adverse effect on the Company's growth.

     The Company currently intends to finance the Prospective Acquisitions and other future acquisitions, as well as new store openings, primarily from the net proceeds of the Proposed Private Placement, from borrowings under the New Credit Facility, from the net proceeds from the sale of other debt or equity securities, and from cash from operations. Acquisitions may also be made by issuing Common Stock or other Company securities to the sellers. There can be no assurance that the Company will be able to sell debt or equity securities on reasonable terms. The inability to raise sufficient cash could inhibit implementation of the Company's growth strategy.

     In consummating acquisitions, the Company has relied and will rely upon certain representations, warranties and indemnities made by the sellers with respect to each of the acquisitions, as well as its own due diligence investigation. There can be no assurance that such representations and warranties will be true and correct, that the Company's due diligence will uncover all material adverse facts relating to the operations and financial condition of the stores acquired or that all of the conditions to the Company's obligations to consummate acquisitions will be satisfied. Performance of due diligence in foreign countries presents particular difficulties. Any material misrepresentations could have a material adverse effect on the Company's financial condition and results of operations.

     The success of the Company's growth strategy is dependent upon its ability to achieve cost savings in connection with acquisitions (including the Prospective Acquisitions and any future acquisitions) and otherwise successfully integrate acquired operations into the Company's management information, telecommunications, management, marketing, finance and accounting, entertainment purchasing, distribution, retail operations and merchandising systems. There can be no assurance, however, that the Company will be able to achieve such savings or successfully integrate acquired operations into its existing operations. There can be no assurance that such acquisitions will not have a material adverse effect upon the Company's operating results while the operations of the acquired businesses are being integrated into the Company's. Once integrated, acquired operations may not achieve levels of revenues or profitability comparable to those achieved by the Company's existing operations or otherwise perform as expected.

     While most of the Prospective Acquisitions are, and certain future acquisitions may be, scheduled to close substantially concurrently with one another, there can be no assurance that any of such acquisitions will be consummated at the expected time, or at all.

     Following consummation of the Prospective Acquisitions, approximately 10% of the Company's ongoing revenues are expected to be generated by foreign operations. Such operations will expose the Company to certain economic, political and other risks inherent in conducting business abroad, including exposure to currency fluctuations and foreign exchange restrictions, potentially unfavorable changes in tax or other laws and the risks of war, terrorism and other civil disturbances for which the Company carries no insurance. In addition, integrating foreign operations into the Company's management information, telecommunications, management, marketing, finance and accounting, entertainment, purchasing, distribution, retail operations and merchandising systems will pose greater challenges than the integration of domestic acquisitions into such systems, and it is expected that local management in foreign countries will have a greater degree of autonomy in operations than local management in the U.S.

     The video retail industry is highly competitive. The Company competes with other video specialty stores, including stores operated by regional and national chains, as well as other businesses, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, that offer videocassettes and interactive electronic entertainment products. Many of the Company's stores compete with stores operated by Blockbuster, the dominant video specialty retailer in the United States. Blockbuster and certain of the Company's other competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, live theater, sporting events and family entertainment centers. The Company's failure to compete effectively would have a material adverse effect on its financial condition and results of operations. See "Item 1 -- Competition."

     The Company competes with pay-per-view cable television systems ("Pay-Per-View"), in which cable television subscribers pay a fee to see a movie or other program selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes. Ultimately, further improvements in these technologies or the development of other similar technologies could lead to the availability of a broad selection of movies to consumers on demand, which could have a material adverse effect on the Company's financial condition and results of operations. See "Item 1 -- Competition." Changes in the manner in which movies are marketed by movie studios, including an earlier release by movie studios of movie titles to cable television or other distribution channels, could substantially decrease the demand for video rentals, which could have a material adverse effect on the Company's financial condition and results of operations. See "Item 1 -- Video Industry Overview" and "-- Competition."

     Rental and sales volumes for video games have fluctuated considerably in recent fiscal periods, both industry-wide and for the Company, as a result of technological changes and the introduction (or delay in introduction) of new products. Similar fluctuations may occur in future periods. Revenues from the videocassette and video game rental portions of the Company's business are somewhat seasonal and may be affected by many factors, including variations in the number and timing of theatrical movie releases and releases to video specialty stores, the public acceptance of new release titles available for rental and sale, the extent of marketing and promotional programs sponsored by distributors of videocassettes and video games and changes in wholesale prices of videocassettes and Pay-Per-View formatted movies. Demand for the Company's products may also be affected by weather, special or unusual events and other factors that may affect retailers in general.

     On January 31, 1997, the Company had 179 franchisees operating 267 franchised stores before giving effect to the Prospective Acquisitions. As a result of the Prospective Acquisitions, there would be approximately 300 franchisees operating 373 franchised stores. See "Item 1 -- Franchising." No assurance can be given that the Company will continue to market and sell new franchises or operate its franchise operations at profitable levels. In addition, no assurance can be given that desirable locations and acceptable leases can be obtained for new franchisees. The Company monitors franchisees' revenue reporting and compliance with ongoing obligations on the basis of monthly revenue and ordered inventory reports. The Company's standard franchise agreement generally also grants the Company the right to inspect the franchised store and the right to audit the books and records of franchisees at any time. No assurance can be given, however, that all franchisees will operate their stores in accordance with the Company's operating guidelines and in compliance with all material provisions of the franchise agreement, and the failure of franchisees to so operate their stores could have a material adverse effect on the Company's business. The Company has recently experienced a significant slowdown in franchise fee receipts.

     In addition, the Company is subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" (the "FTC Franchise Rule") and state laws and regulations that govern the offer and sale of franchises. In order to offer and sell franchises, the Company is required by the FTC Franchise Rule to furnish each prospective franchisee a current franchise offering circular prior to the sale of a franchise. Furthermore, 12 states at present require a franchisor to comply with registration or filing requirements prior to offering a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the sale of the franchise, and six other states require written notice prior to the offer of a franchise (collectively, the "Registration States"). The Company is currently registered in all of the

Registration States and is currently entitled to sell franchises in all other states in compliance with the FTC Franchise Rule. The Company is in the process of filing all of its renewal registrations in the Registration States, to reflect its latest franchise offering. Violations of the FTC Franchise Rule and the franchise offering requirements of the Registration States could result in civil penalties against the Company and civil and criminal penalties against the executive officers of the Company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated Financial Statements of West Coast Entertainment Corporation, listed in the index appearing under Item 14(a)(1) and (2) are filed as part of the Annual Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of West Coast Entertainment Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity/(deficit) present fairly, in all material respects, the financial position of West Coast Entertainment Corporation, formerly the combined companies of Giant Video Corporation, Nostalgia Ventures, Inc., Videosmith, Inc., and G.V. Management Corporation, at January 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

March 17, 1997
Boston, Massachusetts

                      WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                              JANUARY 31,
                                                                          --------------------
                                                                           1996         1997
                                                                          -------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents.............................................  $   611     $  1,311
  Accounts receivable and other receivables (net of allowance for doubtful accounts of $43 and $233 at January 31, 1996 and 1997,
     respectively)......................................................    1,085        1,899
  Merchandise inventories...............................................      504        6,333
  Prepaid expenses and other current assets.............................      151        2,046
  Receivable from officers..............................................       --          141
                                                                          -------     --------
     Total current assets...............................................    2,351       11,730
Videocassette rental inventory, net.....................................    1,509       24,598
Furnishings, equipment and leasehold improvements, net..................    1,235       11,285
Other assets............................................................    4,258        2,998
Intangible assets (net of accumulated amortization of $254 and $3,764 at
  January 31, 1996 and 1997, respectively)..............................    6,967      109,193
Deferred tax asset......................................................      195          160
                                                                          -------     --------
                                                                          $16,515     $159,964
                                                                          =======     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.....................................  $ 2,091     $     19
  Accounts payable......................................................    1,327       12,941
  Accrued expenses......................................................    4,686        4,647
  Income taxes..........................................................      760        1,555
  Advances from stockholders............................................        7           --
  Deferred tax liability................................................       --          566
                                                                          -------     --------
     Total current liabilities..........................................    8,871       19,728
Long-term debt..........................................................    7,101       32,802
Other long-term liabilities.............................................       --          299
                                                                          -------     --------
     Total liabilities..................................................   15,972       52,829
Commitments (Note 14)...................................................       --           --
Stockholders' equity:
  Common stock ($0.01 par value; 14,000 shares outstanding at January
     31, 1996 and 13,770 shares as of January 31, 1997, of which 12,988 shares were outstanding and 782 shares were to be issued (see note
     11))...............................................................      140          138
  Preferred stock ($0.01 par value, 2,000 shares authorized, no shares
     issued)............................................................       --           --
  Additional paid-in capital............................................      819      103,947
  Accumulated surplus/(deficit).........................................     (416)       3,050
                                                                          -------     --------
     Total stockholders' equity.........................................      543      107,135
                                                                          -------     --------
     Total liabilities and stockholders' equity.........................  $16,515     $159,964
                                                                          =======     ========

    The accompanying notes are an integral part of the financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED JANUARY 31,
                                                                 ------------------------------
                                                                  1995       1996        1997
                                                                 ------     -------     -------
Revenues:
  Rental revenue...............................................  $5,606     $ 9,209     $58,728
  Merchandise sales............................................     897       2,299       9,795
  Franchise fees...............................................      --       3,211       4,770
                                                                 ------     -------     -------
                                                                  6,503      14,719      73,293
                                                                 ------     -------     -------
Costs and expenses:
  Store operating expenses.....................................   3,430       6,234      32,880
  Cost of goods sold...........................................     382       1,384       6,527
  Amortization of videocassette and video game rental
     inventory.................................................   1,436       1,972      11,265
  Selling, general and administrative..........................     870       3,659      11,148
  Amortization of intangible assets............................      --         254       3,420
                                                                 ------     -------     -------
                                                                  6,118      13,503      65,240
                                                                 ------     -------     -------
Income from operations.........................................     385       1,216       8,053
Interest expense...............................................     118         640       1,294
Other income...................................................      --          --        (178)
                                                                 ------     -------     -------
Income before provision for income taxes and extraordinary
  item.........................................................     267         576       6,937
Provision for income taxes.....................................      63         242       3,227
                                                                 ------     -------     -------
Income before extraordinary item...............................     204         334       3,710
Extraordinary item (net of income tax benefit of $156).........      --          --         244
                                                                 ------     -------     -------
Net income.....................................................  $  204     $   334     $ 3,466
                                                                 ======     =======     =======
Income per common share data:
  Income before extraordinary item.............................      --          --     $   .35
  Extraordinary item...........................................      --          --     $  (.02)
                                                                 ------     -------     -------
  Net income...................................................  $   --     $    --     $   .33
                                                                 ------     -------     -------
Weighted average number of shares outstanding..................      --          --      10,554
Unaudited pro forma data:
  Income before income taxes...................................  $  267     $   576
  Income tax provision.........................................      63         275
                                                                 ------     -------
  Net income...................................................  $  204     $   301
                                                                 ======     =======
  Net income per share.........................................  $  .12     $   .06
                                                                 ======     =======
  Weighted average number of common shares.....................   1,693       4,756
                                                                 ======     =======

    The accompanying notes are an integral part of the financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED JANUARY 31,
                                                                  -----------------------------
                                                                   1995      1996       1997
                                                                  -------   -------   ---------
Cash flows from operating activities:
  Net income....................................................  $   204   $   334   $   3,466
  Adjustments to reconcile net income to cash flows provided by operating activities:
     Amortization of debt financing costs.......................       --        --         128
     Amortization of videocassette rental inventory.............    1,436     1,972      11,265
     Depreciation and amortization of furnishings, equipment and
       leasehold improvements...................................      192       359         898
     Amortization of intangible assets..........................       --       254       3,420
     Deferred taxes.............................................     (117)     (121)        686
     Changes in assets and liabilities:
       Accounts receivable......................................       --      (262)       (294)
       Merchandise inventories..................................        4        64      (2,992)
       Prepaid expenses and other assets........................      (66)   (3,522)     (2,597)
       Accounts payable.........................................       27       115       5,415
       Accrued expenses.........................................     (190)    3,575        (757)
       Income taxes.............................................      135       363         795
                                                                  -------   -------   ---------
     Net cash provided by operating activities..................    1,625     3,131      19,433
                                                                  -------   -------   ---------
Cash flows related to investing activities:
  Acquisition of businesses, net of cash acquired...............   (1,734)   (3,453)    (80,453)
  Purchases of property and equipment...........................      (47)      (95)     (3,141)
  Purchases of videocassette rental inventory...................   (1,430)   (2,002)    (18,469)
                                                                  -------   -------   ---------
       Net cash used in investing activities....................   (3,211)   (5,550)   (102,063)
                                                                  -------   -------   ---------
Cash flows related to financing activities:
  Proceeds from long-term debt..................................    1,410     5,565      33,600
  Repayment of long-term debt...................................     (474)   (2,352)    (10,200)
  Proceeds (repayments) from advances from stockholders.........       34        (5)         --
  Proceeds from issuance of Common Stock........................       --        --      60,832
  Change in other assets related to debt financing costs........       --        --        (902)
  Shareholder contributions (distributions).....................      649      (223)         --
                                                                  -------   -------   ---------
       Net cash provided by financing activities................    1,619     2,985      83,330
                                                                  -------   -------   ---------
Net increase in cash and cash equivalents.......................       33       566         700
                                                                  -------   -------   ---------
Cash and cash equivalents, beginning of period..................       12        45         611
                                                                  -------   -------   ---------
Cash and cash equivalents, end of period........................  $    45   $   611   $   1,311
                                                                  =======   =======   =========
Supplemental cash flow data:
  Interest paid.................................................  $   118   $   332   $   1,339
                                                                  =======   =======   =========
  Income taxes paid.............................................      167        --   $   1,746
                                                                  =======   =======   =========

    The accompanying notes are an integral part of the financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                                 TOTAL
                                                                                                STOCK-
                                                 COMMON STOCK       ADDITIONAL   ACCUMULATED   HOLDERS'
                                              -------------------    PAID-IN       SURPLUS      EQUITY
                                                SHARES     AMOUNT    CAPITAL      (DEFICIT)    (DEFICIT)
                                              ----------   ------   ----------   -----------   ---------
Balance at January 31, 1994.................   2,692,296      27            85        (680)         (568)
Shares issued -- acquisition of Videosmith,
  Inc.......................................   4,580,505      46           734          --           780
Net income..................................          --      --            --         204           204
S Corporation distribution..................          --      --            --         (51)          (51)
                                              ----------    ----     ---------     -------     ---------
Balance at January 31, 1995.................   7,272,801      73           819        (527)          365
Shares issued -- West Coast Entertainment
  Corporation...............................   6,727,200      67            --          --            67
Net income..................................          --      --            --         334           334
S Corporation distribution..................          --      --            --        (223)         (223)
                                              ----------    ----     ---------     -------     ---------
Balance at January 31, 1996.................  14,000,001     140           819        (416)          543
May 14, 1996 0.340-1 reverse stock split....  (9,243,713)    (92)           92          --             0
Shares issued -- public offering............   5,400,000      54        60,778          --        60,832
Shares issued or to be issued -- 1996
  acquisitions..............................   3,614,174      36        42,258          --        42,294
Net income..................................          --      --            --       3,466         3,466
                                              ----------    ----     ---------     -------     ---------
Balance at January 31, 1997.................  13,770,462    $138     $ 103,947     $ 3,050     $ 107,135
                                              ==========    ====     =========     =======     =========

    The accompanying notes are an integral part of the financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND BUSINESS

     West Coast Entertainment Corporation (the "Company") was incorporated in the State of Delaware in February 1995 for the purpose of conducting business as an owner and operator as well as a franchisor of videocassette rental stores. Upon incorporation, 10,000 shares were issued to the Company's then existing shareholders. On July 12, 1995, in connection with an anticipated initial public offering (the "Offering"), Giant Video, Inc., G.V. Management Corporation, Nostalgia Ventures, Inc. and Videosmith, Inc. were merged into the Company ("the Merger"). These four entities were individually formed or acquired over the past several years and were under substantial common ownership and common day-to-day management prior to the merger. In accordance with the plan of merger, the Company declared a 672.72-for-1 stock split with respect to its 10,000 shares issued and outstanding and issued and exchanged 7,272,801 shares of its common stock for all of the outstanding common stock of the above four entities. In addition, the stockholders of the above four entities owned all of the Company's shares of common stock outstanding (14,000,001) prior to the Offering. The financial statements of the above four entities have been combined and included in the accompanying consolidated financial statements from the date of the respective entity's acquisition or inception, at its historical cost, determined as of such date. The par value and number of shares outstanding have been retroactively adjusted to appropriately reflect the merger transaction as well as the fact that the entities were acquired or formed at various times during the past several years.

     As of January 31, 1996, the Company owned and operated 28 video rental stores and was a franchisor of a chain of 304 video stores. As of January 31, 1997, the Company owned and operated 264 video rental stores and 267 franchised stores.

     Unaudited pro forma data, for the years ended January 31, 1995 and 1996, included in the consolidated statement of operations, reflect certain adjustments to give effect to the income tax implications of the merger transaction.

     On May 17, 1996, West Coast Entertainment Corporation ("the Company") completed an initial public offering which consisted of 5,400,000 shares of common stock at $13.00 per share ("the Offering"). The net proceeds of the Offering after deducting applicable issuance costs and expenses, were $60.8 million. The proceeds were used to fund certain of the acquisitions discussed in
Note 11 and to repay approximately $9.6 million in long-term debt.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies follows:

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Consolidation

     All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

     Classification

     Certain prior year balances have been reclassified to conform with current year classifications.

     Concentration of Credit Risk

     Financial instruments which may subject the Company to concentration of credit risk at January 31, 1997 consist primarily of franchise receivables. The Company obtains franchise-related revenues from an initial fee and ongoing fees and royalties based on a percentage of franchisees' gross revenue, as reported monthly by the franchisees to the Company. No assurance can be given that the Franchisees will continue to operate at levels sufficient to remit amounts due under these arrangements.

     Business Risk

     The Company competes with pay-per-view cable television systems ("Pay-Per-View"), in which cable television subscribers pay a fee to see a movie or other programs selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and programs and are generally available only to limited households. Recently developed technologies have allowed rapid transmission of a larger number of movies to a broader base of homes. Ultimately, further improvements in these technologies or the development of other similar technologies could lead to a broader selection of movies to consumers on demand, which could have a material adverse effect on the Company's financial condition and results of operations.

     Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. At January 31, 1996 and 1997 the Company did not hold any cash equivalents.

     Revenue Recognition

     Revenue is recognized at the time of rental or sale of a videocassette or video game. Franchise fees, related to the sale of franchises are recognized when the stores are opened for business. Post-sale franchise fees are recognized based on stated percentages of franchisee revenue as defined in the franchise agreements.

     Intangible Assets

     Intangible assets are primarily comprised of goodwill ($102,369,000 at January 31, 1997) and franchise rights ($6,526,000 at January 31, 1997). Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight line basis over 20 years. Total amortization expense related to intangible assets was $0, $254,000 and $3,420,000 for the years ended January 31, 1995, 1996 and 1997, respectively. The Company has adopted SFAS No. 121, "Accounting for Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of", effective February 1, 1996. The carrying value of long-lived assets, including goodwill and franchise rights, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the asset and their estimated fair value.

                      WEST COAST ENTERTAINMENT CORPORATION

     Pro forma Earnings Per Share

     As certain of the combined entities were Subchapter S Corporations through January 1, 1996 and were not subject to federal and state income taxes, historical per share data is not considered meaningful for the years ended January 31, 1995 and 1996 and, accordingly, have not been presented.

     For purposes of determining pro forma income per common share data for the years ended January 31, 1995 and 1996, the income tax provisions have been adjusted as if each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation.

     Pro forma income per common share and income per common share data has been calculated utilizing the weighted average number of common shares outstanding, including dilutive common stock equivalents, after giving effect to the 0.340-for-1 reverse stock split, which was approved by the Board of Directors on May 14, 1996, as if it had occurred as of February 1, 1994. Common stock equivalents consist of common stock which may be issuable upon the assumed exercise of outstanding options and warrants using the treasury stock method.

     Primary and fully diluted earnings per share are computed using the weighted average number of common shares outstanding. Recognition is given to the assumed exercise of stock options, if dilutive.

     All per share amounts and number of shares have been restated to reflect the 0.340-for-1 reverse stock split.

     In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This pronouncement will be effective for the Company's year ending January 31, 1998 financial statements. SFAS No. 128 will supersede the pronouncement of the Accounting Principles Board (APB) No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings Per Share and Diluted Earnings Per Share (formerly referred to as fully diluted earnings per share), if applicable. SFAS No. 128 would not have had a material impact on the Company's calculation of earnings per share for the year ended January 31, 1997. Basic Earnings Per Share and Diluted Earnings Per Share would be the same for the year ended January 31, 1997.

     Accounting for Stock Based Compensation

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. The Company has elected to adopt SFAS No. 123 on a disclosure basis only (Note 12). Accordingly, implementation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or statement of operations.

     Franchising Costs

     Direct costs relating to franchise sales for which revenue has not been recognized are deferred until the related revenue is recognized. Such amounts were not material at January 31, 1996 and 1997.

     Merchandise Inventory

     Merchandise inventory, consisting primarily of videocassettes and video games, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                      WEST COAST ENTERTAINMENT CORPORATION

     Videocassette Rental Inventory

     Videocassette rental inventory, which includes video games, is stated at cost and is amortized over its estimated economic life with no provision for salvage value. Videocassettes that are considered base stock are amortized over 36 months on a straight-line basis. New release videocassettes are amortized as follows: the first through third copies of each title per store are amortized as base stock and the fourth and succeeding copies of each title per store are amortized over nine months on a straight-line basis. The unamortized cost, if any, of videocassette rental inventory that is sold is charged to operations at the time of the sale. The Company believes that its method of amortization results in an appropriate matching of tape amortization expense with the revenue received from the associated rental of such tapes.

     Furnishings, Equipment and Leasehold Improvements

     Furnishings, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives (5 to 7 years) of furnishings and equipment and, for leasehold improvements, over the lesser of the estimated useful lives or lease terms (primarily 5 to 10 years). Repair and maintenance costs are expensed as incurred.

     Income Taxes

     Income taxes for financial reporting purposes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

     Prior to the effective date of the merger transaction discussed in Note 1, Nostalgia Ventures, Inc. and Videosmith, Inc. were subject to tax as C corporations, while Giant Video, Inc., and G.V. Management Corporation had elected to be treated as S corporations for federal and state income tax purposes. Under the provisions of Subchapter S, a pro rata portion of each entity's taxable income is allocated to each individual shareholder. Accordingly, no provision for income taxes relating to Giant Video, Inc., and G.V. Management Corporation is included in the accompanying consolidated statement of operations for any period prior to the effective date of the merger.

     Concurrent with the merger transaction, the merged S corporations became subject to C corporation tax. As such, the income tax expense included in the accompanying consolidated statement of operations subsequent to the effective date of the merger includes normal corporate level federal and state income taxes.

3.  VIDEOCASSETTE RENTAL INVENTORY

     Videocassette rental inventory and related amortization are as follows (in thousands):

                                                                      JANUARY 31,
                                                                  --------------------
                                                                   1996         1997
                                                                  -------     --------
        Videocassette rental inventory..........................  $ 3,299     $ 35,891
        Accumulated amortization................................   (1,790)     (11,293)
                                                                  -------     --------
                                                                  $ 1,509     $ 24,598
                                                                  =======     ========

     Amortization expense related to videocassette rental inventory totaled $1,436,000, $1,972,000, and $11,265,000 for the years ended January 31, 1995,
1996 and 1997, respectively. Videocassette inventory amortization expense resulting from the allocation of purchase price to videocassette rental tapes of the

                      WEST COAST ENTERTAINMENT CORPORATION
acquired entities is based on current replacement cost for bulk purchases of used tapes. As discussed in Note 2, base stock is assigned a three-year amortizable life which serves to extend the remaining economic useful lives of videocassette rental tapes acquired. Replacement cost for bulk purchases of used tapes is significantly less than the cost of new tape purchases. As a result, future amortization relating to these tapes, on a per tape basis, will be significantly less than the amortization relating to new tape purchases. The favorable effects resulting from purchase accounting will diminish with the passage of time and will not extend beyond the three-year period subsequent to acquisition which is the period over which these tapes will be amortized.

     Also, as discussed in Note 2, new release videocassettes (in excess of 3 copies) are amortized over nine months. To the extent the acquired tapes have book values lower than newly purchased tapes, sales of the acquired tapes should result in higher operating income than sales of new tape purchases. The favorable effect on net income resulting from purchase accounting related to sales of acquired new release tapes after the acquisition date was approximately $1.0 million for the year ended January 31, 1997.

4.  FURNISHINGS, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furnishings, equipment and leasehold improvements comprise the following (in thousands):

                                                                           JANUARY 31,
                                                                        ------------------
                                                                         1996       1997
                                                                        ------     -------
    Furniture and fixtures............................................  $  634     $ 6,851
    Equipment and vehicles............................................     220       1,608
    Leasehold improvements............................................   1,291       4,634
                                                                        ------     -------
                                                                         2,145      13,093
    Accumulated depreciation and amortization.........................    (910)     (1,808)
                                                                        ------     -------
                                                                        $1,235     $11,285
                                                                        ======     =======

     Depreciation and amortization totaled $192,000, $359,000 and $898,000 for the years ended January 31, 1995, 1996 and 1997, respectively.

5.  NON-CURRENT OTHER ASSETS

     Non-current other assets are comprised of the following (in thousands):

                                                                           JANUARY 31,
                                                                        ------------------
                                                                         1996       1997
                                                                        ------     -------
    Deferred expenses relating to the Offering and pending              $4,109     $ 1,095
      acquisitions....................................................
    Store lease and utility deposits..................................      --         999
    Deferred loan origination fees....................................      --         774
    Other.............................................................     149         130
                                                                        ------     -------
                                                                        $4,258     $ 2,998
                                                                        ======     =======

                      WEST COAST ENTERTAINMENT CORPORATION

6.  ACCRUED EXPENSES

     Accrued expenses is comprised of the following (in thousands):

                                                                           JANUARY 31,
                                                                        ------------------
                                                                         1996       1997
                                                                        ------     -------
    Accrued wages and taxes...........................................  $  259     $   988
    Property taxes payable............................................      --          88
    Sales taxes.......................................................     102         598
    Accrued rent......................................................     126         518
    Accrued professional fees.........................................   3,006         990
    Accrued advertising expenses......................................     267         293
    Accrued interest expenses.........................................     318          87
    Accrued finder's fee..............................................     200         236
    Accrued acquisition costs.........................................      --         123
    Purchase price liabilities........................................      --         707
    Other.............................................................     408          19
                                                                        ------     -------
                                                                        $4,686     $ 4,647
                                                                        ======     =======

7.  LONG-TERM DEBT

     Long-term debt is comprised of the following (in thousands):

                                                                           JANUARY 31,
                                                                       -------------------
                                                                        1996        1997
                                                                       -------     -------
    Revolving credit facility........................................  $ 1,166     $32,800
    Senior bank term loan............................................    2,250          --
    11% subordinated secured note payable............................    1,400          --
    10% second subordinated secured convertible note payable.........    2,000          --
    10% second subordinated secured note payable.....................    2,000          --
    Unsecured non-interest bearing $500 obligation due to the former owner of West Coast Video, less unamortized discount of $118
      based on an imputed interest rate of 10%.......................      340          --
    Various notes payable due in monthly installments with interest
      rates varying from prime plus 2% to prime plus 4%..............       36          21
                                                                       -------     -------
                                                                         9,192      32,821
    Less: current portion............................................   (2,091)        (19)
                                                                       -------     -------
                                                                       $ 7,101     $32,802
                                                                       =======     =======

     In connection with the Offering in May 1996, the Company prepaid the remaining balance of the debt that was outstanding on January 31, 1996. On March 5, 1996, the Company entered into an $800,000, 12% secured note payable. The balance of this note was also prepaid with proceeds from the IPO, as mandated by terms of the note. A penalty of $400,000 ($244,000 net of income tax benefit) was assessed at the time of prepayment in accordance with the provisions of the note. The amount was classified as an extraordinary item due to the early extinguishment of debt.

     In conjunction with the 11% subordinated secured notes payable, the Company issued a detachable warrant entitling the holder to purchase 192,308 shares of the Company's common stock at $9.10 per share.

                      WEST COAST ENTERTAINMENT CORPORATION

The warrant became exercisable as of the date of the initial public offering and expires on July 12, 2000. The Company has determined that the value of the warrant was insignificant at the date of issuance.

     On May 17, 1996, the Company obtained a $60,000,000 Credit Facility (the "Credit Facility") from a bank, which consists of a two-year revolving credit facility followed by a three-year term loan. In association with the borrowing, the Company paid a fee of $700,000 on May 17, 1996 which has been recorded in other long-term assets and will be amortized over the term of the Credit Facility. Borrowings under the Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing. The Credit Facility was increased to $65,000,000 by an amendment dated August 5, 1996. The amendment generated additional fees of $202,000, which will be amortized over the term of the amended Credit Facility. As of January 31, 1997, the Company had $32,800,000 outstanding under the Credit Facility.

     Borrowings are limited to 2.75 times the Company's operating cash flow, as defined, during the previous four quarters. At the Company's option, interest rates vary from either the Bank's base rate, as defined, to 1% above such base rate, or from the Eurodollar rate, as defined, to 2.5% above such Eurodollar rate (from 7.75% to 8.00% at January 31, 1997). Additionally, the Credit Facility provides for a commitment fee payable quarterly, computed as 0.375-0.5% of the unused portion of the available Facility during the previous quarter. In each case, the rate is dependent on the ratio of the Company's total debt to operating cash flow for the preceding quarter.

     The Credit Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries and provides for certain restrictive covenants including, among others, compliance with certain financial tests and ratios and dividend restrictions.

     Principal due on long-term debt for each of the years following January 31, 1997 is as follows (in thousands):

        1999...............................................................    7,291
        2000...............................................................   10,933
        2001...............................................................   10,933
        2002...............................................................    3,645
                                                                             -------
                                                                             $32,802
                                                                             =======

8.  INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

                                                                        YEAR ENDED
                                                                       JANUARY 31,
                                                                --------------------------
                                                                1995      1996       1997
                                                                -----     -----     ------
    Current:
      Federal.................................................  $ 139     $ 176     $1,760
      State...................................................     41       187        781
                                                                -----     -----     ------
                                                                  180       363      2,541
                                                                -----     -----     ------
    Deferred:
      Federal.................................................   (100)     (112)       584
      State...................................................    (17)       (9)       102
                                                                -----     -----     ------
                                                                 (117)     (121)       686
                                                                -----     -----     ------
    Tax provision.............................................  $  63     $ 242     $3,227
                                                                =====     =====     ======

                      WEST COAST ENTERTAINMENT CORPORATION

     Deferred income taxes reflect the net tax effects of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                            JANUARY 31,
                                                                          ---------------
                                                                          1996      1997
                                                                          -----     -----
    Deferred tax assets:
      Furnishings, equipment and leasehold improvement depreciation.....  $ 388     $  --
      Recognized built-in loss carryforward.............................    243       225
      Allowance for doubtful accounts...................................     --        74
      Expense accruals..................................................     56       292
      State NOL carryforward............................................     66        --
      Acquisition costs.................................................     21        --
      Other.............................................................     15        --
                                                                          -----     -----
                                                                            789       591
    Deferred tax asset valuation allowance..............................   (594)       --
                                                                          -----     -----
                                                                          $ 195     $ 591
                                                                          -----     -----
    Deferred tax liabilities:
      Intangible amortization...........................................     --      (231)
      Videocassette rental inventory amortization.......................     --      (631)
      Furnishings, equipment and leasehold improvement depreciation.....     --      (135)
                                                                          -----     -----
                                                                             --      (997)
                                                                          -----     -----
    Net deferred tax asset/(liability)..................................  $ 195     $(406)
                                                                          =====     =====

     As a result of a change in ownership of Videosmith, Inc. at August 4, 1994, there is an annual limitation on the use of net unrealized built-in losses. Such limitation applies only to those built-in losses recognized for income tax purposes in the five-year period beginning with the date of the ownership change. The use of such losses is limited to approximately $45,000 per year for the carryforward period, generally 15 years subsequent to the year recognized, and are subject to certain consolidated tax return limitations, including Videosmith's separate company taxable income.

     In the year ended January 31, 1997, management has reassessed the potential to fully realize deferred tax assets related to the Videosmith deductible temporary differences discussed above. Given the generation of sufficient taxable income over the past two years and completion of the Offering on May 17, 1996, management believes the Videosmith deferred tax assets relating to built-in losses will be fully realized. The resulting reduction in valuation allowance related to these deferred tax assets was recorded as an adjustment of acquired Videosmith fixed assets ($403,000) and videocassette rental inventory ($134,000) as of January 31, 1997.

                      WEST COAST ENTERTAINMENT CORPORATION

     A reconciliation between the provision for income taxes and the amount determined by applying the U.S. federal statutory rate to income before income taxes is as follows (in thousands):

                                                                      YEAR ENDED JANUARY 31,
                                                                     -------------------------
                                                                     1995      1996      1997
                                                                     -----     ----     ------
Income tax at statutory rate of 34%................................  $  93     $196     $2,354
  State tax expense, net of federal benefit........................     25       58        583
  Amount not subject to federal income tax due to S Corporation
     status........................................................     28      (33)        --
  Change in valuation allowance....................................   (102)      47        (76)
  Nondeductible intangible amortization............................     11       11        359
  Deferred tax asset due to conversion to C Corporation status.....     --      (72)        --
  Reserve for contingency..........................................     --       22         --
  Other............................................................      8       13          7
                                                                     -----     ----     ------
                                                                     $  63     $242     $3,227
                                                                     =====     ====     ======

9.  RELATED PARTY TRANSACTIONS

     The principal stockholders have from time to time loaned the Company funds for working capital purposes. No interest was charged on these loans. All loans due to stockholders were paid in fiscal 1997. At January 31, 1997, the Company has recorded amounts receivable from certain officers of $141,000. No interest was charged on these receivables.

10.  LEASE COMMITMENTS

     The Company leases its facilities under operating leases extending until 2006. Minimum future rental payments under these leases as of January 31, 1997 are as follows (in thousands):

                                 YEAR ENDING                            OPERATING LEASES
        --------------------------------------------------------------  ----------------
          1998........................................................      $ 13,526
          1999........................................................        11,573
          2000........................................................         8,992
          2001........................................................         5,870
          2002........................................................         3,836
          Thereafter..................................................         6,257
                                                                            --------
          Future minimum payments.....................................      $ 50,054
                                                                            ========

     Rent expense totaled approximately $939,000, $1,947,000 and $11,130,000 for the years ended January 31, 1995, 1996 and 1997, respectively.

11.  ACQUISITIONS

     All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

                      WEST COAST ENTERTAINMENT CORPORATION

     Videosmith, Inc.

     On August 4, 1994, V.S. Acquisition Corporation acquired 100% of the outstanding stock of Xtra-vision Corporation and its wholly owned subsidiary, Videosmith, Inc. The purchase price of $2,042,000 was paid in cash. V.S. Acquisition Corporation, Xtra-vision Corporation and Videosmith Inc., merged on September 20, 1994 to form Videosmith Inc.

     West Coast Franchising Company

     On July 12, 1995, West Coast Franchising Company, a wholly-owned subsidiary of the Company, acquired the business, assets and certain liabilities of West Coast Entertainment, Inc., West Coast Video Enterprises, Inc., West Coast Services, Inc., Game Power Headquarters, Inc., and Premier Advertising, Inc. (the "Acquired Businesses"). West Coast Franchising Company operates as a franchisor under the trade name of West Coast Video involved in the sale and rental of videocassettes, recorders, related equipment and supplies.

     The cost of the Acquired Businesses was approximately $8.7 million comprising cash of $4 million, a $2 million second subordinated secured convertible note payable, a $2 million second subordinated note payable, a $500,000 non-interest bearing note, and acquisition costs of $200,000. In addition, in connection with the acquisition, the Company entered into an arrangement to pay the former owner and certain key executives of the Acquired Businesses a fee in the event that the Company purchases the assets or stock of any Franchisee of the Acquired Businesses. Such fees amounted to $2.3 million for acquisitions made during fiscal 1997.

Recent Acquisitions:

     May Acquisitions

     On May 17, 1996, the Company acquired 172 video specialty stores (the "May Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (19,734 shares) is to be paid in cash and stock, respectively).

     Early Fall Acquisitions

     Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash and $4.9 million in shares of common stock (0.5 million shares). Approximately $0.5 million of acquisition costs was also paid. The shares (0.4 million) associated with one of these acquisitions are to be issued in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issuable will be increased in certain cases by the difference between the share price at issuance date and a formulaic common share price calculated as of the date of acquisition. Additionally, 0.1 million shares associated with another Early Fall Acquisition are to be issued on August 26, 1997. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of January 31, 1997.

     Late Fall Acquisitions

     Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall Acquisitions"), including 19 stores owned by franchises of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash and $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs.

                      WEST COAST ENTERTAINMENT CORPORATION

     The 0.8 million shares to be issued in connection with the May, Early Fall and Late Fall Acquisitions, including approximately 0.5 million shares disclosed above, have been reflected as outstanding on the consolidated balance sheet as their issuance is dependent only on the passage of time.

     The allocation of the purchase price associated with the above acquisitions is summarized as follows for each of the years ended January 31, 1995, 1996 and 1997 (in thousands):

                                                                   1995       1996       1997
                                                                  ------     ------     -------
Working Capital.................................................  $ (334)    $1,075      (3,326)
Videocassette rental inventory..................................   1,082         --      16,019
Furnishings, equipment, and leasehold improvements..............   1,285        200       7,915
Intangible assets...............................................      --      7,421     105,323
Other...........................................................       9         86        (756)
                                                                  ------     ------     -------
                                                                   2,042      8,782     125,175
                                                                  ======     ======     =======

     The excess of the cost over the fair value of the assets acquired in the May, Early Fall, and Late Fall Acquisitions of $105.3 million will be amortized over 20 years on a straight line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition.

     The following unaudited pro forma information presents the results of operations as though (i) the May Acquisitions, the Early Fall Acquisitions and Late Fall Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented,
(iii) the acquisition of the businesses acquired on July 12, 1995 had occurred on February 1, 1995, (iv) the repayment of all previously existing outstanding debt had occurred as of the beginning of the periods reported, and (v) the borrowings under the new credit facility had occurred as of the beginning of the periods presented.

     The following unaudited pro forma net income per share for the years ended January 31, 1996 and 1997 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding after giving effect to (i) the Merger (ii) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Offering, (iii) issuance of shares in connection with the May, Early Fall and Late Fall Acquisitions, (iv) repayment of outstanding debt at the date of the Offering, and (v) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 13,987,000 and 13,988,000 for the years ended January 31, 1996 and 1997, respectively.

                                                                      UNAUDITED
                                                                      PRO FORMA
                                                               YEAR ENDED JANUARY 31,
                                                                1996             1997
                                                            ------------     ------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
    Pro forma revenues....................................  $    110,017     $    115,741
    Pro forma net income before extraordinary items.......  $      5,403     $      7,488
    Extraordinary item (net of income tax benefit)........            --     $        244
    Pro forma net income..................................  $      5,403     $      7,244
    Pro forma income per share before extraordinary
      item................................................  $        .39     $        .54
    Extraordinary item....................................            --             (.02)
    Pro forma net income per share........................  $        .39     $        .52

                      WEST COAST ENTERTAINMENT CORPORATION

12.  STOCKHOLDERS' EQUITY

     Stock Compensation Plan:

     Equity Incentive Plan: The Company's Equity Incentive Plan (the "Equity Plan") was adopted by the Board of Directors and approved by the Stockholders in July 1995. The Equity Plan enables the Company to grant options to purchase Common Stock to officers, employees, employee directors of and consultants to the Company. The Plan authorizes the issuance of up to 350,000 shares. The options granted are unvested at the date of grant, and become fully vested five years subsequent to the date of grant. The fixed exercise price associated with the shares subject to option is the fair value of the Company's stock at the date of grant. The options expire ten years after the date of grant. 73,137 options have been granted during the year ended January 31, 1997. No options have been exercised as of January 31, 1997.

     Director Stock Option Plan: The Company's Director Stock Option Plan (the "Director Option Plan") enables the Company to grant options to purchase Common Stock to outside directors of the Company. The Plan authorizes the issuance of up to 50,000 shares. The options are unvested at the time of grant, and vest over a three-year period, provided the optionholder continues to serve as a director of the Company, and will expire ten years from the date of grant. The fixed exercise price associated with the shares subject to option is the fair value of the Company's stock at the date of grant. Commensurate with the Public Offering, the Company granted an option to purchase 3,000 shares of Common Stock to three non-employee directors. Each non-employee director will receive a subsequent grant of an option for 1,000 shares on the date of each Annual Meeting of Stockholders, at which such director is reelected as a director of the Company, beginning with the Annual Meeting for the year ended January 31, 1997. As of January 31, 1997, 9,000 options have been granted, no options have been exercised, no options existed in prior years.

     Common shares subject to option under these plans are as follows:

                                                                            JANUARY 31,
                                                                        --------------------
                                                                                1997
                                                                        --------------------
                                                                                    AVERAGE
                                                                                    EXERCISE
                                                                        OPTIONS      PRICE
                                                                        -------     --------
    Outstanding at February 1.........................................       --          --
    Granted...........................................................   82,137      $11.06
    Exercised.........................................................       --          --
    Terminated/Canceled...............................................       --          --
                                                                         ------      ------
    Options outstanding at January 31.................................   82,137      $11.06
    Options exercisable at January 31.................................       --          --

     The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the outstanding stock option awards. As discussed in Note 2, during fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Standards No. 123 "Accounting for Stock

                      WEST COAST ENTERTAINMENT CORPORATION

Based Compensation". The pro forma information below is presented as if the Company had adopted the recognition provisions of SFAS 123.

                                                                                     1997
                                                                                 ------------
Weighted average fair value of options granted -- calculated using the
  Black-Scholes option-pricing model...........................................  $       4.63
Range of exercise price per share..............................................  $8.75-$13.00
Pro Forma:
  Net Income...................................................................  $  3,430,864
  Earnings per share...........................................................  $       0.33
Assumptions:
  Weighted average dividend yield..............................................            --
  Weighted average volatility..................................................            35%
  Weighted average risk free interest rate.....................................          6.58%
  Weighted average expected life (years).......................................             5

     Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 125,000 shares of Common Stock to participating employees through a series of semiannual offerings. Offering periods will commence on each November 1, beginning November 1, 1996, and May 1 and terminate on the following April 30 and October 31, respectively. The maximum number of shares available in each offering is 25,000 shares. Eligible employees may direct 1%-10% of their total compensation in a Plan period to the Plan, at a price equal to 85% of the lower of the closing price of the Common Stock on the first business day of the plan or the last business day of the plan. As of January 31, 1997, the Company had not issued any shares related to the Plan.

13.  PREFERRED STOCK

     The Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 2,000,000 shares of Preferred Stock, in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. The rights of the holders of Common Stock will be subject to the rights of holders of any Preferred Stock issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has not issued any shares of Preferred Stock as of January 31, 1997.

14.  COMMITMENTS

     Purchase Commitments

     On July 12, 1995, the Company entered into a contract with a supplier of video rental products that requires the Company to purchase, at a discount, its requirements for such products over the ensuing seven year period as follows:

    July 12, 1995-July 12, 1997..............  50% of annual requirements
    July 13, 1997-July 12, 2000..............  lesser of 30% of annual requirements or
                                               $25 million
    July 13, 2000-July 12, 2002..............  lesser of 25% of annual requirements or
                                               $25 million

                      WEST COAST ENTERTAINMENT CORPORATION

     Acquisition Commitments

     As of January 31, 1997, the Company had commitments to purchase 14 additional stores over a two year period in accordance with existing purchase agreements. Eight such stores are to be purchased during 1997, the remaining six are to be purchased during 1998. The purchase price for such stores is based on multiples of operating cash flows during the 12 month period preceding the purchase date.

     The Company has entered into agreements with several area developers in which upon development of certain stores the developer has the option to "put" the stores to the Company. Moreover, such agreements further grant the Company the option to "call" these stores within specified time frames. These options extend for one to three year periods and become exercisable at various times from 1998 to 2002. As of January 31, 1997, the Company has such options on fifty-five stores, which are contingent on the stores meeting specified net operating cash flows and/or predetermined revenue criteria. The purchase price for each store is determined based on an agreed upon multiple of store cash flow for the twelve months preceding the acquisition.

15.  LITIGATION

     The Company is involved in litigation that is incidental to the operation of its business. The Company believes that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

16.  SUBSEQUENT EVENTS

     Acquisitions

     Subsequent to January 31, 1997, the Company has entered or expects to enter into definitive asset purchase agreements with 22 selling groups (collectively, the "Prospective Sellers") to acquire a total of 128 video specialty stores (including one Louisiana store to be purchased in March of 1997 and 35 stores owned by West Coast Video franchisees of which one such Massachusetts franchised store is to be purchased in April 1997) during May 1997 for an aggregate consideration (excluding costs related to such Prospective Acquisitions, and subject to various adjustments and elections) of approximately $53.3 million. The purchase price will be financed through the Debt Offering described below. The terms of the Prospective Acquisitions were negotiated at arm's length.

     The Prospective Acquisitions, in the aggregate, had unaudited net sales of $50.7 million for the twelve months ended December 31, 1996.

     The excess of the purchase price over the net assets acquired will be amortized over a period not to exceed 20 years. The purchase price allocations will be determined in fiscal year 1998, based on appraisals, other studies, and additional information as it becomes available.

     Debt Offering

     The Company is currently in the process of undertaking a private placement of $110 million of promissory notes ("Debt Offering"). The notes are expected to be due in 2004. Net proceeds from the offering will primarily be utilized to repay current debt and fund the Prospective Acquisitions and future acquisitions.

     Prospective Credit Facility

     In March 1997, the Company received a commitment for a $125 million credit facility from PNC Bank which will replace the Credit Facility, contingent upon completion of the Debt Offering described above. In March 1997, the Company paid a nonrefundable retainer fee, which will be used to offset the related Bank underwriting fee upon the closing of the financing. In the event the Credit Facility is replaced, the Company would incur an extraordinary loss related to the write-off of the deferred loan origination fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Holders and Management" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" and "Certain Transactions" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference. The information under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Holders and Management" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:
          (1) Financial Statements
               Report of Independent Accountants.....................................      31
               Consolidated Balance Sheet at January 31, 1997 and 1996...............      32
               Consolidated Statement of Operations for the fiscal years ended
                January 31, 1997, 1996 and 1995......................................      33
               Consolidated Statement of Cash Flows for the fiscal years ended
                January 31, 1997, 1996 and 1995......................................      34
               Consolidated Statement of Stockholders' Equity/(Deficit) for the
                fiscal years ended January 31, 1997, 1996 and 1995...................      35
               Notes to the Consolidated Financial Statements........................   36-49

          (2) Financial Statement Schedules:

           All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Exhibits:

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
      +3.1   --  Certificate of Incorporation
      +3.2   --  First Amendment of Certificate of Incorporation
      +3.3   --  Second Amendment of Certificate of Incorporation
      +3.4   --  Certificate of Correction Filed to Correct a Certain Error in the Second
                 Certificate of Amendment of Certificate of Incorporation
      +3.5   --  Form of Third Certificate of Amendment of Certificate of Incorporation
      +3.6   --  Restated By-Laws
      +3.7   --  Amendment to the Restated By-Laws
      +4.1   --  Specimen certificate for shares of Common Stock
     +10.1   --  Assets Purchase Agreement by and among the Registrant, A-Z Video Systems,
                 Inc., Donald R. Thomas, Art H. Thomas, Harry M. Smith and Dwight M. Thomas,
                 dated as of January 11, 1996
     +10.2   --  Asset Purchase Agreement by and among the Registrant, American Video, Inc.,
                 Red Giraffe Video, Inc., the Lancaster Group, Inc., Nolan Allen, Michael
                 Cappy and P.R. Lancaster, dated as of January 11, 1996, the first amendment thereto dated March 25, 1996 and waiver dated March 12, 1996
     +10.3   --  Asset Purchase Agreement by and among the Registrant, Anthony Cocca's
                 Videoland, Inc. and Anthony Cocca, dated as of January 11, 1996
     +10.4   --  Asset Purchase Agreement by and among the Registrant, Vidko, Inc., Kobie-Co
                 Movie Outlet and Anthony Cocca, dated as of January 11, 1996
     +10.5   --  Asset Purchase Agreement by and between the Registrant and Best
                 Entertainment, Inc., dated as of January 11, 1996
     +10.6   --  Asset Purchase Agreement by and between the Registrant and HB Associates,
                 Inc., dated as of January 11, 1996
     +10.7   --  Asset Purchase Agreement by and between the Registrant and New Age
                 Entertainment, Inc., dated as of January 11, 1996
     +10.8   --  Merger Agreement by and among the Registrant, RKT Subsidiary Corp., Palmer
                 Corporation and the Stockholders named therein, dated as of January 11, 1996, as amended (the "Palmer Merger Agreement")

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
     +10.9   --  Stock Purchase Agreement by and among the Registrant, Showtime, Inc. and
                 Clemens J. Wadle, dated as of January 11, 1996
    +10.10   --  Merger Agreement by and among the Registrant, RKT Merger Co., Video Giant
                 Inc. and the Stockholders named therein, dated as of January 11, 1996
    +10.11   --  Asset Purchase Agreement by and between the Registrant and Video Innovators,
                 Inc., dated as of January 11, 1996
    +10.12   --  Asset Purchase Agreement by and among the Registrant, Video Video of
                 Westfield, Inc., Video Video of Parsippany, Inc., Video Video of Chatham,
                 Inc. and Harold Rosenbaum, dated as of January 11, 1996, and the first amendment thereto dated February 19, 1996
    +10.13   --  Asset Purchase Agreement by and among the Registrant, Video Video of
                 Livingston, Inc., Harold Rosenbaum and Alan Kass, dated as of January 11,
                 1996, and the first amendment thereto dated February 19, 1996
    +10.14   --  Form of Standard Franchise Agreement, pursuant to which existing franchisees of the Registrant (excluding those to be acquired upon closing of the transactions contemplated by the Palmer Merger Agreement) currently operate
    +10.15   --  Form of Standard Franchise Agreement to be executed between the Registrant and future franchisees
    +10.16   --  Form of Standard Franchise Agreement pursuant to which existing franchisees of Palmer Corporation currently operate
    +10.17   --  Lease between the Registrant and Elliot Stone for office space located at
                 9990 Global Road, Philadelphia, Pennsylvania, dated as of July 12, 1995, as amended
    +10.18   --  Lease between the Registrant and Elliot Stone for warehouse space located at
                 490 Red Lion Road, Philadelphia, Pennsylvania dated as of July 12, 1995, as amended
   *+10.19   --  1995 Equity Incentive Plan, and amendment thereto
   *+10.20   --  1995 Director Stock Option Plan
   *+10.21   --  1995 Employee Stock Purchase Plan
   *+10.22   --  Employment Agreement between the Registrant and Jules E. Gardner, dated May
                 26, 1995
   *+10.23   --  Employment Agreement between the Registrant and Kenneth R. Graffeo, dated May
                 26, 1995
   *+10.24   --  Employment Agreement between the Registrant and Jerry L. Misterman, dated May
                 26, 1995
   *+10.25   --  Form of Employment Agreement between the Registrant and Peter Balner
    +10.26   --  Customer Group Purchasing Contract between the Registrant together with its subsidiaries and Ingram Entertainment, Inc. dated as of July 12, 1995, and the first amendment thereto dated as of March 1, 1996
    +10.27   --  Subordinated Secured Promissory Note made by the Registrant and its subsidiaries in favor of Resource Holdings, Inc., dated July 12, 1995
    +10.28   --  Warrant to Purchase Shares of Common Stock issued July 12, 1995 by the
                 Registrant to Resource Holdings Inc.
    +10.29   --  Stockholders Voting Agreement among Resource Holdings Inc., T. Kyle Standley,
                 Ralph W. Standley, III and M. Trent Standley dated July 12, 1995
    +10.30   --  Shareholders Agreement among T. Kyle Standley, Ralph W. Standley, III, M.
                 Trent Standley, the Ralph W. Standley III Irrevocable Trust dated May 18,
                 1995 and certain "Investors" in the Company named therein, dated July 12,
                 1995
    +10.31   --  Convertible Promissory Note made by the Registrant and its subsidiaries in favor of West Coast Video Enterprises, Inc. dated July 12, 1995 (the
                 "Convertible Note")
    +10.32   --  Non-Convertible Promissory Note made by the Registrant and its subsidiaries in favor of West Coast Video Enterprises, Inc. dated July 12, 1995
    +10.33   --  Letter Agreement dated July 12, 1995 between the Registrant and West Coast
                 Video Enterprises, Inc. regarding payment of the Convertible Note

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
    +10.34   --  Letter Agreement regarding the payment of a fee to West Coast Video
                 Enterprises, Inc., West Coast Entertainment, Inc., West Coast Services, Inc.,
                 Game Power Headquarters, Inc., Premier Advertising, Inc., Jules Gardner and
                 Kenneth Graffeo upon the purchase by West Coast Franchising Company of
                 Existing Franchises dated July 12, 1995
    +10.35   --  Non-Competition Agreement between the Registrant and Elliot Stone dated July
                 12, 1995
    +10.36   --  Revolving Credit and Term Loan Agreement by and between the Registrant and its subsidiaries and PNC Bank, National Association dated as of July 12, 1995
    +10.37   --  Revolving Credit Note made by the Registrant and its subsidiaries in favor of
                 PNC Bank, National Association, dated as of July 12, 1995
    +10.38   --  Term Note made by the Registrant and its subsidiaries in favor of PNC Bank,
                 National Association dated as of July 12, 1995
    +10.39   --  Security Agreement between the Registrant and its subsidiaries and PNC Bank,
                 National Association dated as of July 12, 1995
    +10.40   --  Pledge and Security Agreement between the Registrant and PNC Bank, National
                 Association dated as of July 12, 1995
    +10.41   --  Pledge and Security Agreement between Ralph W. Standley III, T. Kyle Standley and M. Trent Standley and PNC Bank, National Association dated as of July 12,
                 1995
    +10.42   --  Guaranty and Surety Agreement between T. Kyle Standley, M. Trent Standley and
                 Ralph W. Standley III, in favor of PNC Bank, National Association dated July
                 12, 1995
    +10.43   --  Subordination Agreement among West Coast Entertainment, Inc., West Coast
                 Video Enterprises, Inc., West Coast Services, Inc. and Interactive
                 Electronics Corporation, PNC Bank, National Association, the Registrant and
                 its subsidiaries and Resource Holdings Inc. dated July 12, 1995, and the first amendment thereto dated as of March 6, 1996
    +10.44   --  Subordinated Pledge and Security Agreement between the Registrant and West
                 Coast Video Enterprises, Inc., for itself and as agent for the Creditors named therein, dated July 12, 1995, and the first amendment thereto dated as of March 6, 1996
    +10.45   --  Subordinated Pledge and Security Agreement among Ralph W. Standley III, T.
                 Kyle Standley, M. Trent Standley and the Ralph W. Standley Irrevocable Trust
                 and West Coast Video Enterprises, Inc., for itself and as agent for the
                 Creditors named therein, dated July 12, 1995, and the first amendment thereto dated as of March 6, 1996
    +10.46   --  Subordinated Security Agreement between the Company and its subsidiaries and
                 West Coast Video Enterprises, Inc., for itself and as agent for the Creditors named therein, dated July 12, 1995, and the first amendment thereto dated as of March 6, 1996
    +10.47   --  Intercreditor Agreement among Resource Holdings Inc., West Coast
                 Entertainment, Inc., West Coast Video Enterprises, Inc., West Coast Services,
                 Inc., Game Power Headquarters, Inc. and Premier Advertising Co., Inc. and the
                 Registrant and its subsidiaries dated July 12, 1995, and the first amendment thereto dated as of March 6, 1996
    +10.48   --  Stockholders Agreement between the Registrant (as assumed by virtue of the merger of VS Acquisition Corp. into the Registrant), Ralph W. Standley III,
                 T. Kyle Standley and M. Trent Standley and certain shareholders of the
                 Registrant listed on Schedule I thereto dated August 5, 1994
    +10.49   --  Registration Rights Agreement between the Registrant and Resources Holdings
                 Inc. dated July 12, 1995
    +10.50   --  Form of Employment Agreement for Regional Vice Presidents
    +10.51   --  Agreement and Plan of Merger, dated as of July 12, 1995 among Nostalgia
                 Ventures, Inc., G.V. Management Corp., Giant Video Corporation, Videosmith
                 (DE) Incorporated and the Registrant
    +10.52   --  Certificate of Merger of Nostalgia Ventures, Inc., G.V. Management Corp.,
                 Giant Video Corporation and Videosmith (DE) Incorporated into the Registrant, as filed with the Secretary of State of Delaware on July 13, 1995

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
    +10.53   --  Certificate of Merger of Nostalgia Ventures, Inc., G.V. Management Corp.,
                 Giant Video Corporation and Videosmith (DE) Incorporated into the Registrant, as filed with the Secretary of State of Ohio on July 13, 1995
    +10.54   --  Asset Purchase Agreement by and among BSMS Acquisition Co., Inc. (the
                 "Buyer"), the Buyer's Affiliates listed on Exhibit A thereto and the Sellers listed on Exhibit B thereto, dated May 26, 1995
    +10.55   --  Letter Agreement between the Buyer and National Video, Inc. regarding the purchase by the Buyer of certain assets of National Video, Inc., dated July
                 12, 1995
    +10.56   --  Form on Registration Rights Agreement to be executed by and between the
                 Registrant and the Purchasers named therein
    +10.57   --  Subordinated Secured Note due January 1, 2000 made by the Registrant and its subsidiaries to the order of Ingram Entertainment Inc. ("Ingram"), dated as of March 6, 1996
    +10.58   --  Securities Purchase Agreement, dated as of July 12, 1995, by and among
                 Resource Holdings Inc. and the Registrant and its subsidiaries, and the first amendment thereto dated as of March 6, 1996
    +10.59   --  Subordinated Trademark Security Agreement, dated July 12, 1995, between West
                 Coast Franchising Company, West Coast Video Enterprises, Inc., for itself and as agent for the Creditors named therein, and the first amendment thereto dated March 6, 1996
    +10.60   --  Subordinated Trademark Security Agreement, dated July 12, 1995, between
                 Videosmith Incorporated and West Coast Video Enterprises, Inc., for itself and as agent for the Creditors named therein, and the first amendment thereto dated March 6, 1996
    +10.61   --  Commitment Letter and Term Sheet of PNC Securities Corp. regarding underwriting that certain Credit Facility of the Registrant described therein, dated February 27, 1996
    +10.62   --  Development Agreement by and between Jorge Del Pino Woll and the Registrant, as assignee of West Coast Entertainment, Inc., date February 17, 1995
    +10.63   --  Example of typical lease for stores to be acquired by the Registrant upon consummation of the Acquisition of stores from Palmer Video
    +10.64   --  Example of typical lease for stores to be acquired by the Registrant upon consummation of the Acquisition of stores from Red Giraffe
   ++10.65   --  Credit Agreement by and among the Registrant and its subsidiaries (the
                 "Borrowers") and PNC Bank, National Association, as agent for itself and for certain other participants to be subsequently ascertained (the "Lenders")
                 dated May 17, 1996
   ++10.66   --  Revolving Credit Note dated May 17, 1996 issued by the Borrowers to the
                 Lenders
   ++10.67   --  Term Note dated May 17, 1996 issued by the Borrowers to the Lenders
   ++10.68   --  Pledge Agreement dated May 17, 1996 between the Borrowers and the Lenders
   ++10.69   --  Security Agreement dated May 17, 1996 between the Borrowers and the Lenders
   ++10.70   --  Asset Purchase Agreement dated August 23, 1996 by and among the Registrant and J.J. Video Inc. -- Film Festival ("JJ"), Picture Show Video --
                 Gardenside, Inc. ("Gardenside"), Picture Show Video -- Winchester, Inc.
                 ("Winchester"), Picture Show Video No. 4, Inc. ("Brentwood") and Picture Show
                 Video, Inc. Bernard ("St. Bernard,") and collectively with JJ, Gardenside,
                 Winchester and Brentwood, the "Seller") and Charles Johnson, as amended.
  +++10.71   --  Instrument of Evidence of Indebtedness dated August 23, 1996 between the
                 Registrant and Seller.
  +++10.72   --  Cross Purchase Agreement dated August 23, 1996 with Respect to Additional
                 Stores between Charles Johnson and the Registrant

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
  +++10.73   --  Asset Purchase Agreement dated September 30, 1996 by and among the
                 Registrant, Steven Matsakis, Hal Greene and Brian Miller (collectively, the
                 "Principals" and individually, a "Principal"), and Lyndhurst Video Inc.,
                 Kearny Video Inc., New Milford Video Inc., Hillsdale Video Inc., Hack Video
                 Inc., Bell Video Inc., Bergen Video Inc., Harris Video Inc., Rahway Video
                 Inc., Wall Video Inc., Mont Video Inc., Super Video of Park Ridge, Inc.,
                 Emerson Video LLC, Super Video Management Co., Inc. and Large Corporation
                 (collectively, the "Super Video Sellers, " and individually, a "Super Video
                 Seller").
  +++10.74   --  Instrument of Evidence of Indebtedness dated September 30, 1996 between the
                 Registrant and the Super Video Sellers.
  +++10.75   --  Asset Purchase Agreement dated October 1, 1996 among the Registrant, Reel
                 Entertainment, T. George Solomon, Jr. and Bank One Equity Investors, Inc.
  +++10.76   --  Area Development Agreement dated October 1, 1996 between West Coast
                 Franchising Company and Reel Entertainment, Inc.
  +++10.77   --  Retail Store Option Agreement dated October 1, 1996 between the Registrant and Reel Entertainment, Inc.
 ++++10.78   --  Form of Asset Purchase Agreement by and among West Coast Entertainment
                 Corporation, a Delaware corporation, and the Sellers identified on each
                 Schedule I filed herewith (each such Schedule I sets forth the pertinent information with respect to each Seller and the terms of each transaction).
 ++++10.79   --  Asset Purchase Agreement, dated November 15, 1996, by and among West Coast
                 Entertainment Corporation, a Delaware corporation, Ohio Entertainment
                 Corporation, an Ohio corporation, and Ronald L. Davis.
 ++++10.80   --  Asset Purchase Agreement dated November 1, 1996, by and among West Coast
                 Entertainment Corporation, a Delaware corporation, L.A. Video, Inc., an Ohio corporation, and Andrew Mitchell and Larry Williams (the "L.A. Video
                 Agreement").
 ++++10.81   --  Instrument of Evidence of Indebtedness, dated November 15, 1996, relating to the L.A. Video Agreement.
 ++++10.82   --  Schedule I to Asset Purchase Agreement, dated November 15, 1996, by and among
                 West Coast Entertainment Corporation, a Delaware corporation, Kyle David
                 Corp., Alexander Jordan Corp., and Cochise Corp., and Michael Weisberg.
 ++++10.83   --  Asset Purchase Agreement, dated November 1, 1996, by and among West Coast
                 Entertainment Corporation, a Delaware corporation, First Choice Video, Inc., an Ohio corporation, Andrew Mitchell (the "First Choice Agreement").
 ++++10.84   --  Instrument of Evidence of Indebtedness, dated November 15, 1996, relating to the First Choice Agreement.
 ++++10.85   --  Asset Purchase Agreement, dated October 18, 1996, by and among West Coast
                 Entertainment Corporation, a Delaware corporation, Wellesley Entertainment,
                 Inc., a Massachusetts corporation, and Adrian Wilkins and William Roberts.
 ++++10.86   --  Asset Purchase Agreement, dated November 15, 1996, by and among West Coast
                 Entertainment Corporation, a Delaware corporation and Great American Video
                 Realty, Inc. and Franexco, Inc., New Jersey corporations, and Howard Frank and James E. Frank.
 ++++10.87   --  Schedule I to Asset Purchase Agreement, dated November 15, 1996, by and among
                 West Coast Entertainment Corporation, a Delaware corporation, Broad & Park
                 Video, Inc., a New Jersey corporation, and Earnest M. DeCaro III.
 ++++10.88   --  Schedule I to Asset Purchase Agreement, dated November 15, 1996, by and among
                 West Coast Entertainment Corporation, a Delaware corporation, Wright Turn
                 Video, Inc., a Florida corporation, and Benjamin Flamm and Donald Weiss (the
                 "Flamm Weiss Agreement").
 ++++10.89   --  Instrument of Evidence of Indebtedness, dated November 15, 1996, relating to the Flamm Weiss Agreement.

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
 ++++10.90   --  Schedule I to Asset Purchase Agreement, dated November 15, 1996, by and among
                 West Coast Entertainment Corporation, a Delaware corporation, Wright Turn
                 Entertainment, Inc. and Wright Turn Entertainment II, Inc., Florida
                 corporations, and Benjamin Flamm, Angelo Ibanez and Donald Weiss (the "Flamm
                 Weiss Ibanez Agreement").
 ++++10.91   --  Instrument of Evidence of Indebtedness, dated November 15, 1996, relating to the Flamm Weiss Ibanez Agreement.
 ++++10.92   --  Schedule I to Asset Purchase Agreement, dated November 15, 1996 by and among
                 West Coast Entertainment Corporation, a Delaware corporation, Pottstown
                 Video, Inc., Coventry Video, Inc., C&V Group, Inc., Shamokin W.C. Video,
                 Inc., Berwick W.C. Video, Inc., Danville W.C. Video, Inc., Bloomburg W.C.
                 Video, Inc., Family Country Video, Inc. and Spring Ford W.C. Video, Inc.,
                 Pennsylvania corporations, and Laurie Curran, Edward Skypala, and Vaughn
                 Zimmerman.
 ++++10.93   --  Schedule I to Asset Purchase Agreement, dated November 15, 1996, by and among
                 West Coast Entertainment Corporation, a Delaware corporation, Dogwood Hill
                 Enterprises, Inc., a Pennsylvania corporation, and Edwin Knight.
    *10.94   --  Employment Agreement between the Registrant and Matt Brown, dated January 1,
                 1997.
    *10.95   --  Employment Agreement between the Registrant and Donald R. Thomas, dated
                 December 20, 1996.
     +21.1   --  Subsidiaries of the Registrant
      23.1   --  Consent of Price Waterhouse LLP
        27   --  Financial Data Schedule

---------------

        + Incorporated by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (File No. 333-00272).

       ++ Incorporated by reference to Exhibits 17 through 21 to the Registrant's Current Report on
           Form 8-K dated May 17, 1996.

      +++ Incorporated by reference to Exhibits 1 through 8 to the Registrant's Current Report on
           Form 8-K dated October 15, 1996.

     ++++ Incorporated by reference to the correspondingly numbered exhibits contained in the Registrant's Current Report on Form 8-K, dated December 2, 1996.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (c) Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K, dated November 15, 1996, as amended by a Current Report on Form 8-K/A, pursuant to which it reported its acquisition of the assets of several unaffiliated entities engaged in the retail video rental and sale business under Item 2 of Form 8-K. No financial statements were required to be filed in connection with such Current Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1997

                                          WEST COAST ENTERTAINMENT CORPORATION

                                          By:      /s/ T. KYLE STANDLEY
                                            ------------------------------------
                                                      T. KYLE STANDLEY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       /s/ T. KYLE STANDLEY           (Principal executive officer and a          April 30, 1997
-----------------------------------     Director)
         T. KYLE STANDLEY

       /s/ RICHARD G. KELLY           (Principal financial officer)               April 30, 1997
-----------------------------------
         RICHARD G. KELLY

      /s/ JERRY L. MISTERMAN          (Principal accounting officer)              April 30, 1997
-----------------------------------
        JERRY L. MISTERMAN

     /s/ RALPH W. STANDLEY III        (Director)                                  April 30, 1997
-----------------------------------
       RALPH W. STANDLEY III

       /s/ M. TRENT STANDLEY          (Director)                                  April 30, 1997
-----------------------------------
         M. TRENT STANDLEY

                                      (Director)                                  April   , 1997
-----------------------------------
           PETER BALNER

       /s/ C. STEWART FORBES          (Director)                                  April 30, 1997
-----------------------------------
         C. STEWART FORBES

        /s/ WESLEY F. HOAG            (Director)                                  April 30, 1997
-----------------------------------
          WESLEY F. HOAG

       /s/ DONALD R. THOMAS           (Director)                                  April 30, 1997
-----------------------------------
         DONALD R. THOMAS