Form 10-Q
period 1997-04-30
WEST COAST ENTERTAINMENT CORP
filed 1997-06-16
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number 0- 28072

                      West Coast Entertainment Corporation
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                04-3278751
(State or other jurisdiction of incorporation      (I.R.S. Employer I.D. No.)
or organization)


One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
P.O. Box 1400
Newtown,  Pennsylvania                                     18940
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (215) 968-4318

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes __X__ No _____




             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                 Outstanding at June 1, 1997
                         -----                 ---------------------------
                  Common Stock, $.01                   13,196,344
                  par value per share

                      WEST COAST ENTERTAINMENT CORPORATION


                                      INDEX


Part I.                     -  Financial Information                                                     Page No.
              Item 1.       -  Financial Statements


              Consolidated Balance Sheets -                                                              3
                       As of April 30, 1997 and January 31, 1997

              Consolidated Statements of Operations -                                                    4
                       First Quarter Ended April 30, 1997 and April 30, 1996

              Consolidated Statements of Cash Flows -                                                    5
                        First Quarter Ended April 30, 1997 and April 30, 1996

              Notes to Consolidated Financial Statements                                                 6 - 9


              Item 2.       - Management's Discussion and Analysis of Financial Condition and            10 - 15
                              Results of Operations

Part II.                    - Other Information                                                          16


              Item 1.       -  Legal Proceedings
              Item 2.       -  Changes in Securities
              Item 3.       -  Defaults Upon Senior Securities
              Item 4.       -  Submission of Matters to a Vote of the Security Holders
              Item 5.       -  Other Information
              Item 6.       -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for par value)
                                   (unaudited)




                                                                                   APRIL 30,     JANUARY 31,
                                                                                     1997          1997
                                                                                     ----          ----
Assets:

Current assets:
  Cash and cash equivalents                                                        $    923      $  1,311
  Accounts receivable and other receivables                                           1,803         1,899
  Merchandise inventory                                                               7,578         6,333
  Prepaid expenses and other current assets                                           2,358         2,046
  Receivable from officers                                                              184           141
                                                                                   --------      --------

    Total current assets                                                             12,846        11,730

Videocassette rental inventory, net of amortization                                  26,161        24,598
Furnishings, equipment and leasehold improvements, net                               12,849        11,285
Other assets                                                                          4,877         2,998
Intangible assets (net of accumulated amortization of
 $5,188 at April 30, 1997)                                                          108,579       109,193
Deferred tax asset                                                                      160           160
                                                                                   --------      --------

    Total assets                                                                   $165,472      $159,964
                                                                                   ========      ========

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt                                                $     17      $     19
  Accounts payable                                                                   11,770        12,941
  Accrued expenses and other liabilities                                              4,348         4,647
  Income taxes                                                                           --         1,555
  Deferred tax liability                                                                566           566
                                                                                   --------      --------

    Total current liabilities                                                        16,701        19,728

Long-term debt (net of current portion)                                              40,802        32,802
Other long-term liabilities                                                             299           299
                                                                                   --------      --------

    Total liabilities                                                                57,802        52,829

Stockholders' equity:
  Common stock ($0.01 par value; 13,808 shares as of April 30, 1997, of which
    13,169 shares were outstanding and 639 shares to be issued; and 13,770
    shares outstanding at January 31, 1997)                                             138           138
  Preferred stock ($0.01 par value, 2,000 shares authorized, no shares issued)           --            --
  Additional paid in capital                                                        103,947       103,947
  Accumulated surplus/(deficit)                                                       3,585         3,050
                                                                                   --------      --------

    Total stockholders' equity                                                      107,670       107,135
                                                                                   --------      --------

    Total liabilities and stockholders' equity                                     $165,472      $159,964
                                                                                   ========      ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                            Three months ended
                                                                  April 30,
                                                             1997           1996
                                                             ----           ----
Revenues:
  Rental revenue                                           $ 22,439       $ 2,414
  Merchandise sales                                           4,124           931
  Franchise fees                                                829         1,377
                                                           --------       -------

    Total revenues                                           27,392         4,722
                                                           --------       -------

Operating costs and expenses:
  Store operating expenses                                   12,834         1,473
  Cost of goods sold                                          2,881           693
  Amortization of videocassette and video game rental
    inventory                                                 5,353           386
  General and administrative                                  3,203         1,586
  Intangible amortization                                     1,426           133
                                                           --------       -------

    Total operating costs and expenses                       25,697         4,271
                                                           --------       -------

Income from operations                                        1,695           451
                                                           --------       -------

Interest expense                                                757           285
Other, net                                                      (35)           (9)
                                                           --------       -------

Income before provision for income taxes                        973           175

Provision for income taxes                                      438            74
                                                           --------       -------

Net income                                                 $    535       $   101
                                                           ========       =======

Income per common share data:

Net income                                                 $   0.04       $  0.02
                                                           ========       =======

Weighted average shares outstanding                          13,785         4,756
                                                           ========       =======

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Three months ended
                                                                 April 30,
                                                             1997          1996
                                                             ----          ----
Cash flows from operating activities:
  Net income                                               $   535       $   101
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of debt financing costs                        44            --
    Amortization of videocassette rental inventory           5,353           386
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                     427           104
    Amortization of intangible assets                        1,426           133
    Changes in assets and liabilities:
      Accounts receivable                                       96            21
      Merchandise inventories                               (1,208)          (34)
      Prepaid expenses and other assets                       (526)          111
      Accounts payable                                      (1,190)          270
      Accrued expenses and other liabilities                  (299)        1,278
      Income taxes                                          (1,628)           38
                                                           -------       -------

    Net cash provided by operating activities                3,030         2,408
                                                           -------       -------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired           (1,037)       (1,318)
  Purchase of property and equipment                        (1,832)          (33)
  Purchase of videocassette rental inventory                (6,796)         (570)
                                                           -------       -------

    Net cash used in investing activities                   (9,665)       (1,921)
                                                           -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                               8,000           800
  Repayment of long-term debt                                   (2)         (396)
  Shareholder distributions                                     --            --
  Changes in other assets related to financing              (1,751)       (1,295)
                                                           -------       -------

    Net cash provided by financing activities                6,247          (891)
                                                           -------       -------

Net increase(decrease) in cash and cash equivalents           (388)         (404)

Cash and cash equivalents, beginning of period               1,311           611
                                                           -------       -------

Cash and cash equivalents, end of period                   $   923       $   207
                                                           =======       =======

Supplemental cash flow data:
  Interest paid                                            $   676       $   285
                                                           =======       =======

  Income taxes paid                                        $ 2,199       $    --
                                                           =======       =======

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 1997 (Unaudited)


1        Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's (the "Company's") Form 10-K filed with the SEC on May 1, 1997.

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

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the year ending January 31, 1998.


2        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):

                                                                   April 30, 1997                      April 30, 1996
                                                                   --------------                      --------------
         Videocassette rental inventory                               $ 42,807                             $ 3,868
         Accumulated amortization                                      (16,646)                             (2,175)
                                                                      --------                             -------
                                                                      $ 26,161                             $ 1,693
                                                                      ========                             =======

         Amortization expense related to video cassette rental inventory total $386 and $5,353 for the three months ended April 30, 1996 and 1997, respectively.


3        Acquisitions

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

                      WEST COAST ENTERTAINMENT CORPORATION


         Early Fall Acquisitions
         Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following:
         $8.2 million in cash and $4.9 million in shares of common stock (0.5 million shares). Approximately $0.5 million of acquisition costs was also paid. The shares (0.4 million) associated with one of these acquisitions are to be issued in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issuable will be increased in certain cases by the difference between the share price at issuance date and a formulaic common share price calculated as of the date of acquisition. Additionally, 0.1 million shares associated with another Early Fall Acquisition are to be issued on August 26, 1997. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of the beginning of the periods presented.

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

         The excess of the cost over the fair value of the assets acquired is being amortized over 20 years on a straight line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition. The purchase method of accounting was used to account for the acquisitions.

         The following unaudited pro forma information presents the results of operations as though (i) the May Acquisitions, the Early Fall Acquisitions and Late Fall Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, and (iii) the borrowings under the new credit facility had occurred as of the beginning of the periods presented.

         The following unaudited pro forma net income per share for the three months ended April 30, 1996 and 1997 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Initial Public Offering on May 17, 1996 ("the Offering"), (ii) issuance of shares in connection with the May, Early Fall and Late Fall Acquisitions, (iii) repayment of outstanding debt at the date of the Offering, and (iv) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 14,000,605 and 14,000,605 for the three months ended April 30, 1996 and 1997.

                      WEST COAST ENTERTAINMENT CORPORATION

                                                                 Unaudited
                                                                 Pro Forma
                                                        Three Months Ended April 30,
                                                       1997                        1996
                                                   (in thousands, except per share data)
         Pro forma revenues                        $27,392                  $28,368
         Pro forma net income                          535                    1,668
         Pro forma net income per share            $  0.04                  $  0.12



4        Long Term Debt

         On May 17, 1996 the Company obtained a $60,000,000 Credit Facility ("the Facility") from a bank which consists of a 17 month revolving credit facility followed by a three year term loan. In association with the borrowing the Company paid a fee of $700,000 on May 17, 1996 which has been recorded in other long term assets and will be amortized over the term of the Credit Facility. Borrowings under the Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing.

         On October 31, 1996 the Company received a commitment from the Bank to increase the Credit Facility to $65,000,000 effective August 5, 1996. As of May 31, 1997 the Company had $40,800,000 outstanding under the Credit Facility.

         Borrowings are limited to 2.75 times the Company's operating cash flow, as defined, during the previous four quarters. At the Company's option, interest rates vary from either the Bank's base rate, as defined, at 1% above such base rate, or from the Eurodollar rate, as defined, at 2.5% above such Eurodollar rate (8.25% at May 31, 1997). Additionally, the Facility provides for a commitment fee payable quarterly, computed at 0.5% of the unused portion of the available Facility during the previous quarter.

         The Credit Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries and provide for certain restrictive covenants, including among others compliance with certain financial tests and ratios and dividend restrictions.


5        Earnings Per Share

         In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This pronouncement will be effective for the Company's year ending
         January 31, 1998 financial statements. SFAS No. 128 supersedes the pronouncement of the Accounting Principles Board (APB) No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings Per Share and Diluted Earnings Per Share (formerly referred to as fully diluted earnings per share). SFAS No. 128 would not have had a material impact on the Company's calculation of earnings per share for the quarter ended April 30, 1997. Basic Earnings Per Share and Diluted Earnings Per Share would be the same for the quarter ended April 30, 1997.



6        Subsequent Event

         On June 16, 1997, the Company acquired a total of 23 stores from one selling group for aggregate consideration of $11.3 million, including payment of assumed liabilities of $3.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended April 30, 1997 compared to Three Months ended April 30, 1996

Revenues

Revenues increased $22.7 million, or 483.0 %, from $4.7 million for the three months ended April 30, 1996 to $27.4 million for the three months ended April 30, 1997. This change reflected an increase of $20.1 million in rental revenues, an increase of $3.2 million in merchandise sales and a decrease of $0.6 million in franchise fee revenue. The increases in rental and merchandise sales revenues are attributable to the acquisition of 242 video specialty stores on the following dates: 172 on May 17, 1996; 5 on August 26, 1996; 14 on September 30, 1996; 1 on October 1, 1996; 1 on October 25 1996; 45 on November 15, 1996; 1 on December 1, 1996; 1 on December 3, 1996; 1 on March 21, 1997 and
1 on April 10, 1997.

Rental revenues increased $20.1 million, or 837.5%, from $2.4 million for the three months ended April 30, 1996 to $22.5 million for the three months ended April 30, 1997. This change is solely attributable to the inclusion of $20.1 million of rental revenues from the 242 video specialty stores acquired since May 17, 1996 as described above. Rental revenues for the Company and the industry during the quarter ended April 30, 1997 were adversely impacted by weather and by the release of titles that had not performed strongly at the box office.

Merchandise sales increased $3.2 million, or 355.6%, from $0.9 million for the three months ended April 30, 1996 to $4.1 million for the three months ended April 30, 1997, primarily reflecting $3.5 million of merchandise sales contributed by the 242 video specialty stores purchased since May 17, 1996. Merchandise sales to franchisees also decreased by $0.3 million during the period.

Franchise fee revenues decreased $0.6 million, or 42.9%, from $1.4 million for the three months ended April 30, 1996 to $0.8 million for the three months ended April 30, 1997. Approximately $0.3 million of this decrease is due to the acquisition of 33 franchised stores by the Company since May 17, 1996. The remaining $0.3 million decrease is attributable to a decline in the number of royalty payments received from franchisees due to a decline in their business.

As a result of the Company's acquisition activities the mix of revenue sources changed dramatically to approximately 82% rental, 15% merchandising and 3% franchising during the quarter ended April 30, 1997 from approximately 51%, 20% and 29%, respectively, during the quarter ended April 30, 1996.


Store Operating Expenses

Store operating expenses increased $11.3 million, or 753.3%, from $1.5 million for the three months ended April 30, 1996 to $12.8 million for the three months ended April 30, 1997. As a percentage of total revenues, store operating expenses increased 14.8 percentage points from 31.9% for the three months ended April 30, 1996 to 46.7% for the three months ended April 30, 1997. Except as discussed below this increase was caused primarily by the decrease from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. As a percentage of rental revenues and merchandise sales, store operating costs increased 2.6 percentage points from 45.5% for the three months ended April 30, 1996 to 48.1% for the three months ended April 30, 1997. This

                      WEST COAST ENTERTAINMENT CORPORATION


2.6 percentage point increase is primarily due to higher rent and utilities costs which increased from 15.0% for the three months ended April 30, 1996 to 19.9% for the three months ended April 30, 1997. Since the initial acquisition of 172 stores on May 17, 1996 most of the remaining 70 stores acquired are located in large metropolitan areas which generally have higher occupancy costs. Higher occupancy costs were partially offset by a decrease in depreciation expense related to purchase accounting for the 242 video specialty stores.

Cost of Goods Sold

Cost of goods sold increased $2.2 million, or 314.3%, from $0.7 million for the three months ended April 30, 1996 to $2.9 million for the three months ended April 30, 1997, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 242 video specialty stores since May 17, 1996. As a percentage of merchandise sales, cost of goods sold decreased by 7.1 percentage points from 77.8% for the three months ended April 30, 1996 to 70.7% for the three months ended April 30, 1997. This decrease was primarily due to a change in sales mix also caused by the acquisition of the 242 video specialty stores.


Amortization of Videocassette and Video Game Rental Inventory

Amortization of Rental Inventory increased $5.0 million, or 1,250.0%, from $0.4 million for the three months ended April 30, 1996 to $5.4 million for the three months ended April 30, 1997, primarily as a result of the acquisition of the 242 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization increased 7.3 percentage points from 16.7% for the three months ended April 30, 1996 to 24.0% for the three months ended April 30, 1997. This is primarily due to the change in mix of titles offered for rent resulting from the acquisition of the 242 video specialty stores since May 17, 1996. Prior to these acquisitions the Company was able to purchase fewer new movie releases due to the orientation towards catalog titles of its Boston stores, which then generated a majority of the Company's rental revenues.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased $1.6 million, or 100%, from $1.6 million for the three months ended April 30, 1996 to $3.2 million for the three months ended April 30, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisition of the 242 video specialty stores and the franchise business. As a percentage of total revenues, however, selling, general and administrative expenses decreased 22.3 percentage points from 34.0% for the three months ended April 30, 1996 to 11.7% for the three months ended April 30, 1997 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchise fees have higher associated selling, general and administrative costs than rental revenues and merchandise sales.

Amortization of Intangible Assets

Intangible amortization expense increased $1.3 million, from $0.1 million for the three months ended April 30, 1996 to $1.4 million for the three months ended April 30, 1997. As a percentage of total revenues, intangible amortization increased 3.0 percentage points from 2.1% for the three months ended April 30, 1996 to 5.1% for the three months ended April 30, 1997. These increases are entirely related to amortization of goodwill associated with the acquisition of the 242 video specialty stores since May 17, 1996.

                      WEST COAST ENTERTAINMENT CORPORATION


Interest Expense and Other

Net interest expense and other increased $0.5 million, or 166.7%, from $0.3 million for the three months ended April 30, 1996 to $0.8 million for the three months ended April 30, 1997. Interest expense comprises almost all of this net amount. The increase in dollars is attributable to additional interest expense incurred in connection with the acquisition of the 242 video specialty stores. However, as a percentage of total revenues, interest expense decreased 3.5 percentage points from 6.4% for the three months ended April 30, 1996 to 2.9% for the three months ended April 30, 1997.


Net Income

As a result of the foregoing, net income increased $0.4 million for the three months ended April 30, 1997 from $0.1 million for the three months ended April 30, 1996 to $0.5 million for the three months ended April 30, 1997.

Certain Factors That May Affect Future Results:

The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

The Company's rapid growth, particularly its acquisition of 242 video specialty stores between May 17, 1996, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster Entertainment, having significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The Company's effective cost of capital used to finance acquisitions and the costs of integrating newly acquired stores into the Company's systems may vary significantly from the amounts assumed for purposes of the Company's pro forma financial statements. Acquisitions of stores within the exclusive territories of existing West Coast Video(R)franchised stores may require the Company to relocate or sell such acquired stores, assist the franchisee to relocate, grant the franchisee additional franchises or territorial or other rights, or include the franchisee's stores in the Company's intended program of acquisitions. The Company's management does not have significant experience in operating a company as large as the Company now is. The Company's Common Stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.

PRO FORMA RESULTS OF OPERATIONS

Revenues

Revenues decreased by $1.0 million or 3.5% from $28.4 million for the three months ended April 30, 1996 to $ 27.4 million for the three months ended April 30, 1997. This decrease in revenues was mainly due to a decline in comparable stores sales of 5.6% partially offset by the opening of new stores.

                      WEST COAST ENTERTAINMENT CORPORATION


Net Income

Pro forma net income decreased by $1.2 million or 70.6% from $ 1.7 million for the three months ended April 30, 1996 to $0.5 million for the three months ended April 30, 1997. This decrease in net income was primarily attributable both to a decrease in revenues in 1997 over the comparable prior year period as well as a change in the sales mix. Although merchandise sales increased $0.5 million, they are less profitable than rental revenue which decreased by $1.5 million for the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. In addition, total costs and expenses (excluding interest and other expenses) increased as a percentage of revenues by 6.5 percentage points from 87.3% for the first quarter of 1996 to 93.8% for the first quarter of 1997. This was mainly due to the lower margins on merchandise sales because of a change in sales mix.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 1997, the Company had net cash provided by operating activities of $3.0 million, net cash used in investing activities of $9.7 million (consisting of cash used to purchase videocassette rental inventory of $6.8 million, $1.8 million of cash used to purchase property and equipment and $1.1 million of net cash paid for the acquisitions of new video specialty stores acquired in such period) and net cash provided by financing activities of $6.3 million (consisting of $8.0 million of borrowings from the Existing Credit Facility (as described below, less $1.7 million of costs related to financing), resulting in a net decrease in cash and cash equivalents of $0.4 million.

Prior to May 1996, the Company funded its operations and acquisitions through cash provided by operating activities, bank loans guaranteed by its existing stockholders, loans and lines of credit from Rental Inventory suppliers, and financing provided by sellers in connection with certain acquisitions. On May 17, 1996 the Company raised net proceeds of $63.1 million in its Initial Public Offering, refinanced its outstanding bank debt through its $65.0 million bank credit facility (the "Existing Credit Facility"), paid down all of its other outstanding indebtedness, and consummated certain acquisitions, which it expects will increase its future flows of cash provided by operating activities. The Company has subsequently consummated additional acquisitions. The aggregate purchase price of such recent acquisitions has been financed through borrowings under the Existing Credit Facility and through issuance of shares of Common Stock to certain of the sellers.

The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under the Existing Credit Facility. Management believes that these sources of cash will be sufficient to meet the Company's operating needs for at least the next 12 months.

The Company is seeking to effect a private placement of $110.0 million of senior notes (the "Proposed Private Placement") during the second fiscal quarter of the current year and, if successful, expects to use a portion of the net proceeds from the Proposed Private Placement to fund certain prospective acquisitions, repay all outstanding borrowings under the Existing Credit Facility and fund the capital commitments described below. The remaining portion of such net proceeds, together with amounts available under a new $40.0 million bank credit facility for which the Company has received a commitment letter (the "New Credit Facility") will be available for future acquisitions or for other corporate purposes. The Company has arranged for the New Credit Facility to become effective upon consummation of the Proposed Private Placement and satisfaction of certain other conditions. The terms of the commitment letter outlining the New Credit Facility are described below.

The Existing Credit Facility, which is provided by a syndicate of banks for which PNC Bank, National Association ("PNC Bank") serves as agent, consists of a 17 month revolving credit

                      WEST COAST ENTERTAINMENT CORPORATION


facility followed by a three-year term loan. Borrowings under the facility are available for working capital, capital expenditures, refinancing of existing indebtedness and certain permitted acquisition financing. The maximum amount available for borrowing at any time will equal 2.75 times the Company's operating cash flow (as defined for the Existing Credit Facility) during the previous four quarters. At the Company's option, interest rates will vary from either PNC Bank's base rate, as defined, at 1% above such base rate, or from the Eurodollar rate, as defined, at 2.5% above such Eurodollar rate. At May 31, 1997 the weighted average borrowing rate was 8.25%. Borrowings are secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries. Borrowings are subject to various conditions including compliance with certain financial tests and ratios.

The Company and PNC Bank, N.A. (the "Bank") have executed a commitment letter (the "Commitment Letter") providing for the replacement of the Existing Credit Facility by the New Credit Facility, conditioned upon the Proposed Private Placement and satisfaction of certain other conditions as described below. Under the Commitment Letter, the New Credit Facility will be a $40.0 million senior secured revolving credit and term loan facility consisting of a two-year reducing revolving credit facility to be followed by a three-year term loan. The Company expects that definitive agreements to establish the New Credit Facility will be executed substantially simultaneously with the consummation of the Proposed Private Placement. There can be no assurance that the New Credit Facility will, in fact, become effective. The obligation of the Bank to consummate the transactions contemplated by the Commitment Letter is subject to the fulfillment of certain conditions, including (i) the absence of any material adverse change in the financial condition, operations, prospects or property of the Company and its subsidiaries, taken as a whole (a "Material Adverse Change") and (ii) the absence of any material adverse change in the financial markets or the market for senior debt financing. The obligation of the Bank to provide advances under the New Credit Facility will also be subject to the fulfillment of certain conditions, including without limitation (I) the completion of the Proposed Private Placement and (ii) the absence of a Material Adverse Change.

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

Capital Commitments. The cash consideration expected to be paid in connection with certain acquisitions which the Company has identified for June and July 1997 (the "Prospective Acquisitions") including certain fees, acquisition costs and expenses is estimated at $48.3 million.

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

                      WEST COAST ENTERTAINMENT CORPORATION


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

The excess (if any) of these definitive purchase prices over current estimates will be payable primarily in cash with a portion payable, at the Company's election, in cash or shares of Common Stock. The purchase price for future acquisitions may contain similar components. If such components of such purchase prices are materially more that is initially expected, the Company will have to deploy more cash or issue more shares of Common Stock than it budgeted for such purpose.

Under certain cross-purchase and area development agreements, the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners so elect) all of the assets of up to 55 stores operated or to be operated by such owners at specified times between 1997 and 2002. The purchase prices will be equal to specified multiples of the stores' net operating cash flow; the purchase prices of 24 such stores will be payable in shares of Common Stock and the other purchase prices will be payable in cash or in shares of Common Stock, at the Company's election.

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


Item 1.                    Legal Proceedings
                                    Not Applicable

Item 2.                    Changes in Securities
                                    None

Item 3.                    Defaults Upon Senior Securities
                                    Not Applicable


Item 4.                    Submission of Matters to a Vote of the Security Holders
                                    Not Applicable


Item 5.                    Other Information
                                    None

Item 6.                    Exhibits and Reports on Form 8-K
                                    None

                      WEST COAST ENTERTAINMENT CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WEST COAST ENTERTAINMENT
                                       CORPORATION


Date:  June 16, 1997             By: /s/ T. Kyle Standley
                                     --------------------
                                     T. Kyle Standley, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)





Date:  June 16, 1997             By: /s/ Richard G. Kelly
                                     --------------------
                                     Richard G. Kelly, Chief Financial Officer
                                     (Principal Financial Officer)





Date   June 16, 1997             By: /s/ Jerry L. Misterman
                                     ----------------------
                                     Jerry L. Misterman, Chief Accounting Officer
                                     (Principal Accounting Officer)

                      WEST COAST ENTERTAINMENT CORPORATION


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WEST COAST ENTERTAINMENT
                                          CORPORATION


Date:  June 16, 1997             By: ------------------------------------
                                     T. Kyle Standley, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)





Date:  June 16, 1997             By: -----------------------------------
                                     Richard G. Kelly, Chief Financial Officer
                                     (Principal Financial Officer)





Date   June 16, 1997             By: ------------------------------------
                                     Jerry L. Misterman, Chief Accounting Officer
                                     (Principal Accounting Officer)