Form 10-Q
period 1997-07-31
WEST COAST ENTERTAINMENT CORP
filed 1997-09-15
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 1997

                                       OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    --------------
                                  Commission file number 0-28072

                       West Coast Entertainment Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                         04-3278751
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)

One Summit Square, Suite 200,
Rte. 413 & Doublewoods Rd.
P. O. Box 1400
Newtown, Pennsylvania                                          18940
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (215)968-4318

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at September 8, 1997
                  -----                          --------------------------------
            Common Stock, $.01                              13,196,344
            par value per share

                                      INDEX

                                                                        Page No.
Part I.           -  Financial Information

      Item 1.     -  Financial Statements

                  Consolidated Balance Sheets -
                        As of July 31, 1997 and January 31, 1997...........  3

                  Consolidated Statements of Operations -
                        Three and Six Months Ended July 31, 1997 and 1996..  4

                  Consolidated Statements of Cash Flows -
                        Six Months Ended July 31, 1997 and 1996............  5

                  Notes to Consolidated Financial Statements...............  6

      Item 2.     -  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................... 10


Part II.          -  Other Information..................................... 19

      Item 1.     -  Legal Proceedings
      Item 2.     -  Changes in Securities
      Item 3.     -  Defaults Upon Senior Securities
      Item 4.     -  Submission of Matters to a Vote of the Security Holders
      Item 5.     -  Other Information
      Item 6.     -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for par value)

                                                                   July 31,       January 31,
                                                                     1997            1997
                                                                   ---------        --------
                                                                  (unaudited)
Assets:

Current assets:
  Cash and cash equivalents                                        $   3,644        $  1,311
  Accounts receivable                                                  1,481           1,899
  Merchandise inventory                                                9,225           6,333
  Prepaid expenses and other current assets                            4,099           2,046
  Receivable from officers                                               226             141
  Income tax benefit                                                   1,885              --
                                                                   ---------        --------

    Total current assets                                              20,560          11,730

Videocassette rental inventory, net of amortization (Note 2)          30,525          24,598
Furnishings, equipment and leasehold improvements, net                18,058          11,285
Other assets                                                           2,183           2,998
Intangible assets, net of accumulated amortization                   120,095         109,193
Deferred tax asset                                                       160             160
                                                                   ---------        --------
    Total assets                                                   $ 191,581        $159,964
                                                                   =========        ========

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt (Note 4)                       $  15,590        $     19
  Accounts payable                                                    19,397          12,941
  Accrued expenses and other liabilities                               5,334           4,647
  Income taxes                                                            --           1,555
  Deferred tax liability                                                 566             566
                                                                   ---------        --------

    Total current liabilities                                         40,887          19,728

Long-term debt (net of current portion) (Note 4)                      46,727          32,802
Other long-term liabilities                                              299             299
                                                                   ---------        --------
    Total liabilities                                                 87,913          52,829

Stockholders' equity:
  Common stock ($0.01 par value; 13,826 shares
    as of July 31, 1997, of which 13,196 shares were
    outstanding and 630 shares are to be issued; and
    13,770 shares outstanding at January 31, 1997)                       138             138
  Preferred stock ($0.01 par value, 2,000 shares
    authorized, no shares issued)                                          0               0
  Additional paid in capital                                         104,027         103,947
  Accumulated surplus/(deficit)                                         (497)          3,050
                                                                   ---------        --------
    Total stockholders' equity                                       103,668         107,135
                                                                   ---------        --------
    Total liabilities and stockholders' equity                     $ 191,581        $159,964
                                                                   =========        ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Three months ended              Six months ended
                                                                    July 31,                       July 31,
                                                            ------------------------        ------------------------
                                                              1997            1996            1997            1996
                                                            --------        --------        --------        --------
Revenues:
  Rental revenue                                            $ 24,930        $ 14,957        $ 47,368        $ 17,371
  Merchandise and other sales                                  4,025           1,787           8,149           2,718
  Franchise fees                                                 510             933           1,339           2,310
                                                            --------        --------        --------        --------
    Total revenues                                            29,465          17,677          56,856          22,399
                                                            --------        --------        --------        --------

Operating costs and expenses:
  Store operating expenses                                    14,858           7,531          27,258           9,004
  Cost of goods sold                                           2,725           1,094           5,606           1,787
  Amortization of videocassette and video game rental
    inventory                                                  6,106           2,818          11,459           3,204
  General and administrative                                   3,854           3,102           7,490           4,688
  Intangible amortization                                      1,573             856           3,000             989
  Debt offering write offs (Note 6)                            5,125              --           5,125              --
                                                            --------        --------        --------        --------
    Total operating costs and expenses                        34,241          15,401          59,938          19,672
                                                            --------        --------        --------        --------
Income (loss) from operations                                 (4,776)          2,276          (3,082)          2,727
                                                            --------        --------        --------        --------

Interest expense                                               1,188             223           1,944             508
Other, net                                                       (29)            (59)            (64)            (68)
                                                            --------        --------        --------        --------

Income (loss) before provision for income taxes and
 extraordinary item                                           (5,935)          2,112          (4,962)          2,287

Provision for income taxes                                    (1,853)            929          (1,415)          1,003
                                                            --------        --------        --------        --------

Income (loss) before extraordinary item                       (4,082)          1,183          (3,547)          1,284

Extraordinary item  (net of
 income tax benefit of $156)                                      --            (244)             --            (244)
                                                            --------        --------        --------        --------
Net income (loss)                                           ($ 4,082)       $    939        ($ 3,547)       $  1,040
                                                            ========        ========        ========        ========

Income (loss) per common share data (Note 5):

Income (loss) before extraordinary item                     ($  0.30)       $   0.11        ($  0.26)       $   0.16
                                                            ========        ========        ========        ========

Extraordinary item                                                --        ($  0.02)             --        ($  0.03)
                                                            ========        ========        ========        ========

Net income (loss)                                           ($  0.30)       $   0.09        ($  0.26)       $   0.13
                                                            ========        ========        ========        ========

Weighted average shares outstanding                           13,826          11,089          13,806           7,957
                                                            ========        ========        ========        ========


                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                Six months ended
                                                                   July 31,
                                                            ------------------------
                                                              1997            1996
                                                            --------        --------
Cash flows from operating activities:
  Net income (loss)                                         $ (3,547)       $  1,040
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of debt financing costs                          91              --
    Amortization of videocassette rental inventory            11,459           3,204
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                       970             370
    Amortization of intangible assets                          2,999             989
    Changes in assets and liabilities:
      Accounts receivable                                        418             131
      Merchandise inventories                                 (2,892)            135
      Prepaid expenses and other assets                       (2,138)           (486)
      Accounts payable                                         6,456             534
      Accrued expenses and other liabilities                     687          (1,991)
      Income taxes                                            (3,440)            554
                                                            --------        --------

    Net cash provided by operating activities                 11,063           4,480
                                                            --------        --------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired            (18,897)        (54,932)
  Purchases of property and equipment                         (4,910)           (141)
  Purchases of videocassette rental inventory                (14,499)         (5,395)
                                                            --------        --------

    Net cash used in investing activities                    (38,306)        (60,468)
                                                            --------        --------

Cash flows from financing activities:
  Proceeds from long-term debt                                29,500           5,600
  Repayment of long-term debt                                     (4)        (10,267)
  Employee stock purchase plan distributions                      80              --
  Proceeds from issuance of common stock, net                     --          63,079
  Changes in other assets related to financing                    --            (700)
                                                            --------        --------

    Net cash provided by financing activities                 29,576          57,712
                                                            --------        --------

Net increase in cash and cash equivalents                      2,333           1,724

Cash and cash equivalents, beginning of period                 1,311             611
                                                            --------        --------

Cash and cash equivalents, end of period                    $  3,644        $  2,335
                                                            ========        ========

Supplemental cash flow data:
  Interest paid                                             $  1,688        $    508
                                                            ========        ========

  Income taxes paid                                         $  2,199        $    293
                                                            ========        ========


                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1997 (unaudited)

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

      In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the year ending January 31, 1998.

      Income per common share data has been calculated utilizing the weighted average number of common shares outstanding after giving effect to the 0.340-for-1 reverse stock split, which was approved by the Board of Directors on May 14, 1996, as if it had occurred as of February 1, 1996. In addition, shares to be issued as contingent consideration in conjunction with the May and Early Fall Acquisitions (Note 3) have been considered outstanding since May 17, 1996.

2     Videocassette Rental Inventory

      Videocassette rental inventory and related amortization are as follows (in thousands):

                                          July 31, 1997      January 31, 1997
                                          -------------      ----------------
      Videocassette rental inventory       $ 53,277              $ 35,891
      Accumulated amortization              (22,752)              (11,293)
                                           --------              --------
                                           $ 30,525              $ 24,598
                                           ========              ========

      Amortization expense related to video cassette rental inventory totaled $6,106,000, $11,459,000, $2,818,000 and $3,204,000 for the three months and six months ended July 31, 1997 and July 31, 1996, respectively.

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

July 31, 1997 (unaudited)

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

      Early Fall Acquisitions

      Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash, $4.9 million in shares of common stock (0.5 million shares), and approximately $0.5 million of acquisition costs. The shares (0.4 million) associated with one of these acquisitions are to be issued in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issuable will be increased in certain cases by the difference between the share price at issuance date and a formulaic common share price calculated as of the date of acquisition. Additionally, 0.1 million shares associated with another Early Fall Acquisition are to be issued. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of the beginning of the periods presented.

      Late Fall Acquisitions

      Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall Acquisitions"), including 19 stores owned by franchises of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash, $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs.

      June, 1997 Acquisitions

      On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June, 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately
      $0.7 million of acquisition costs.

      The excess of the cost over the fair value of the assets acquired is being amortized over 20 years on a straight line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition. The purchase method of accounting was used to account for the acquisitions.

July 31, 1997 (unaudited)

      The following unaudited pro forma information presents the results of operations as though (i) the May Acquisitions, Early Fall Acquisitions, Late Fall Acquisitions and June, 1997 Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, and (iii) the borrowings under the Credit Facility had occurred as of the beginning of the periods presented. The following unaudited pro forma net income per share for the three months and six months ended July 31, 1996 and 1997 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Initial Public Offering on May 17, 1996 ("the Offering"), (ii) issuance of shares in connection with the May, Early Fall and Late Fall Acquisitions,
      (iii) repayment of outstanding debt at the date of the Offering, and (iv) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 14,017,840.

                                                                            Unaudited
                                                                            Pro Forma
                                                --------------------------------------------------------------------
                                                    Three Months Ended                        Six Months Ended
                                                         July 31,                                  July 31,
                                                --------------------------              ----------------------------

                                                  1997                1996                1997                1996
                                                --------             -------            --------             -------
                                                                (in thousands, except per share data)
      Pro Forma revenues                        $ 31,562             $32,725            $ 63,147             $64,924

      Pro forma net income                        (3,971)              2,167              (3,196)              3,922
      Pro forma net income per share            $  (0.28)            $  0.15            $  (0.23)            $  0.28

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

      On October 31, 1996 the Company received a commitment from the Bank to increase the Credit Facility to $65,000,000 effective August 5, 1996. As of July 31, 1997 the Company had $62,300,000 outstanding under the Facility.

      Effective October 15, 1997 the revolving credit line portion of the Facility terminates and converts to a three year term loan. Starting January 15, 1998 payments under the term loan commence over twelve equal quarterly payments.

      Borrowings are limited to 2.75 times the Company's operating cash flow, as defined, during the previous four quarters. At the Company's option, interest rates vary from either the Bank's base

July 31, 1997 (unaudited)


      rate, as defined, to 1% above such base rate, or from the Eurodollar Rate, as defined, to 2.5% above such Eurodollar Rate. The Company's weighted average borrowing rate was 8.21% at July 31, 1997. Additionally, the Facility provides for a commitment fee payable quarterly, computed at 0.5% of the unused portion of the available Facility during the previous quarter.

      The Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including among others compliance with certain financial tests and ratios and dividend restrictions.

5     Earnings Per Share

      In February 1997, Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued. This pronouncement will be effective for the Company's year ending January 31, 1998 financial statements. SFAS No. 128 supersedes the pronouncement of the Accounting Principles Board (APB) No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings Per Share and Diluted Earnings Per Share (formerly referred to as fully diluted earnings per share). SFAS No. 128 would not have had a material impact on the Company's calculation of earnings per share for the three and six months ended July 31, 1997. Basic Earnings Per Share and Diluted Earnings Per Share would be the same for the three and six months ended July 31, 1997.

6     Debt Offering Write Offs

      On July 1, 1997 the Company's private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company has written off $5.1 million in costs during the three months ended July 31, 1997 that were incurred in connection with the Proposed Private Placement and related acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      Three Months ended July 31, 1997 compared to Three Months ended July 31, 1996

      Revenues

      Revenues increased $11.8 million, or 66.7%, from $17.7 million for the three months ended July 31, 1996 to $29.5 million for the three months ended July 31, 1997. This change reflected an increase of $10.0 million in rental revenues, an increase of $2.2 million in merchandise sales and a decrease of $0.4 million in franchise fee revenue. The increases in rental and merchandise sales revenues are attributable to the acquisition of a total of 280 video specialty stores, consisting of 172 stores which were acquired on May 17, 1996, which were owned for only 11 weeks of the three months ended July 31, 1996, and an additional 108 stores which were acquired after the end of such three-month period on the following dates:
      5 on August 26, 1996; 14 on September 30, 1996; 1 on October 1, 1996; 1 on October 25, 1996; 45 on November 15, 1996; 1 on December 1, 1996; 1 on December 3, 1996; 1 on March 21, 1997; 1 on April 10, 1997; 37 on June 16,
      1997; and 1 on June 24, 1997.

      Rental revenues increased $10.0 million, or 66.7%, from $15.0 million for the three months ended July 31, 1996 to $25.0 million for the three months ended July 31, 1997. This change is solely attributable to the inclusion of $10.1 million of rental revenues from the 280 video specialty stores acquired since May 17, 1996 as described above. Rental revenues for the Company and the industry during the three months ended July 31, 1997 were adversely impacted by weather and by the release of titles that had not performed strongly at the box office.

      Merchandise sales increased $2.2 million, or 122.2%, from $1.8 million for the three months ended July 31, 1996 to $4.0 million for the three months ended July 31, 1997, reflecting $2.3 million of merchandise sales contributed by the 280 video specialty stores purchased since May 17, 1996 as described above. Merchandise sales to franchisees also decreased by $0.1 million during the period as a result of the purchase of 38 franchised stores as described below.

      Franchise fee revenues decreased $0.4 million, or 44.4%, from $0.9 million for the three months ended July 31, 1996 to $0.5 million for the three months ended July 31, 1997. Approximately $0.1 million of this decrease is due to the acquisition of 38 franchised stores (which is included in the total 280 purchased) by the Company since May 17, 1996. The remaining $0.3 million decrease is attributable to a decline in the number of royalty payments received from franchisees due to a decline in their business.

      As a result of the Company's acquisition activities and other developments described above the mix of revenue sources changed to approximately 84.7% rental, 13.6% merchandising, and 1.7% franchising during the three months ended July 31, 1997 from approximately 84.7%, 10.2%, and 5.1%, respectively, during the three months ended July 31, 1996.

      Store Operating Expenses

      Store operating expenses increased $7.4 million, or 98.7%, from $7.5 million for the three months ended July 31, 1996 to $14.9 million for the three months ended July 31, 1997. As a percentage of total revenues, store operating expenses increased 8.1 percentage points from 42.4% for the three months ended July 31, 1996 to 50.5% for the three months ended July 31, 1997. Approximately 1.3% of the increase was caused primarily by the reduction from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. The remaining 6.8 percentage point increase is primarily due to higher rent (1.2%), store salaries (3.7%), and depreciation (0.8%). Since the initial acquisition of 172 stores on May 17, 1996 most of the additional 108 stores acquired are located in large metropolitan areas which generally have higher occupancy costs. Store salaries increased partly due to the increase in the minimum wage on October 1, 1996, partly due to higher wages paid to employees in the 108 stores acquired in large metropolitan areas and finally due to higher average man hours per store. Management has begun to implement steps to reverse this trend in man hours. The effects of these changes should be partially realized in the third quarter and fully realized in the fourth quarter. Higher depreciation expense is a result of the purchase of the 280 video specialty stores since May 17, 1996.

      Cost of Goods Sold

      Cost of goods sold increased $1.6 million, or 145.5%, from $1.1 million for the three months ended July 31, 1996 to $2.7 million for the three months ended July 31, 1997, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of merchandise sales, cost of goods sold increased by 6.4 percentage points from 61.1% for the three months ended July 31, 1996 to 67.5% for the three months ended July 31, 1997. This increase was primarily due to a change in sales mix caused by the acquisition of the 280 video specialty stores and the impact of "Jerry Maguire," a major title released in May 1997 which was sold at a lower margin.

      Amortization of Videocassette and Video Game Rental Inventory

      Amortization of rental inventory increased $3.3 million, or 117.9%, from $2.8 million for the three months ended July 31, 1996 to $6.1 million for the three months ended July 31, 1997 primarily as a result of the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization increased 5.7 percentage points from 18.7% for the three months ended July 31, 1996 to 24.4% for the three months ended July 31, 1997. This is primarily due to the purchase of the 280 video specialty stores since May 17, 1996.

      General and Administrative Expense

      General and administrative expenses increased $0.7 million, or 22.6%, from $3.1 million for the three months ended July 31, 1996 to $3.8 million for the three months ended July 31, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisition of the 280 video specialty stores in addition to an increase in Corporate personnel hired in anticipation of the Proposed Private Placement and related acquisitions. As a percentage of total revenues, however, general and administrative expenses decreased 4.6 percentage points from 17.5% for the three months ended July 31, 1996 to 12.9% for the three months ended July 31, 1997 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchising has higher associated general and administrative costs than rental revenues and merchandise sales.

      Because of the indefinite delay in the Company's Proposed Private Placement of debt securities and related acquisitions (Note 6), the Company has begun to reduce its general and administrative costs from the levels reached in contemplation of expansion. The effects of these changes should begin to be reflected in third quarter financial results and should be fully realized in fourth quarter financial results.

      Intangible Amortization

      Intangible amortization expense increased $0.7 million, or 77.8%, from $0.9 million for the three months ended July 31, 1996 to $1.6 million for the three months ended July 31, 1997. As a percentage of total revenues, intangible amortization increased 0.3 percentage points from 5.1% for the three months ended July 31, 1996 to 5.4% for the three months ended July 31, 1997. These increases are entirely related to amortization of goodwill associated with the acquisition of 280 video specialty stores since May 17, 1996.

      Debt Offering Write-Offs

      During the three months ended July 31, 1997 the Company has written-off $5.1 million in Debt Offering expense associated with the Proposed Private Placement and related acquisitions due to the Company's decision to indefinitely delay such offering.


      Interest Expense and Other

      Net interest expense and other increased $1.0 million, or 500.0%, from $0.2 million for the three months ended July 31, 1996 to $1.2 million for the three months ended July 31, 1997. Interest expense comprises almost all of this net amount. The increase in dollars is attributable to additional interest expense incurred in connection with the acquisition of the 280 video specialty stores. As a percentage of total revenues, interest expense increased 3.0 percentage points from 1.1% for the three months ended July 31, 1996 to 4.1% for the three months ended July 31, 1997.

      Extraordinary Item

      For the three months ended July 31, 1997 there was no extraordinary item. For the three months ended July 31, 1996, the Company reported an extraordinary item of $0.3 million net of taxes. In conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt the Company was required by terms of the note upon completion of the Offering to pay a prepayment penalty of $400,000.

      Net Income

      As a result of the foregoing, net income decreased $5.0 million from $0.9 million of net income for the three months ended July 31, 1996 to a $4.1 million net loss for the three months ended July 31, 1997.

      Six Months ended July 31, 1997 compared to Six Months ended July 31, 1996

      Revenues

      Revenue increased $34.5 million or 154.0% from $22.4 million for the six months ended July 31, 1996 to $56.9 million for the six months ended July 31, 1997. This change reflected an increase of $30.0 million in rental revenues, an increase of $5.5 million in merchandise sales and a decrease of $1.0 million in franchise fee revenue. The increases in rental and merchandise sales revenues are attributable to the acquisition of a total of 280 video specialty stores, consisting of 172 stores which were acquired on May 17, 1996, which were owned for only 11 weeks of the six months ended July 31, 1996, and an additional 108 stores which were acquired after the end of such six-month period on the following dates: 5 on August 26, 1996; 14 on September 30, 1996; 1 on October 1, 1996; 1 on October 25, 1996; 45 on November 15, 1996; 1 on December 1, 1996; 1 on December 3, 1996; 1 on March 21, 1997; 1 on April 10, 1997; 37 on June 16, 1997; and 1 on June 24, 1997.

      Rental revenues increased $30.0 million or 172.4% from $17.4 million for the six months ended July 31, 1996 to $47.4 million for the six months ended July 31, 1997. This change is attributable to the inclusion of $30.2 million of rental revenues from the 280 video specialty stores acquired since May 17, 1996 as described above. Rental revenues for the company and the industry during the six month period ended July 31, 1997 were adversely impacted by weather and the release of titles that had not performed strongly at the box office.

      Merchandise sales increased $5.5 million or 203.7% from $2.7 million for the six months ended July 31, 1996 to $8.2 million for the six months ended July 31, 1997 attributable to the inclusion of $5.8 million of merchandise sales contributed by the 280 video specialty stores purchased since May 17, 1996 as described above. Merchandise sales to franchisees also decreased by $0.3 million during the period as a result of the purchase of 38 franchise stores as described below.

      Franchise fee revenue decreased $1.0 million, or 43.5% from $2.3 million for the six months ended July 31, 1996 to $1.3 million for the six months ended July 31, 1997. Approximately $0.4 million of this decrease is due to the acquisition of 38 franchised stores which is included in the total 280 purchased by the Company since May 17, 1996. The remaining $0.6 million decrease is attributable to a decline in the number of royalty payments received from franchisees due to a decline in their business.

      As a result of the Company's acquisition activities the mix of revenue sources changed to approximately 83.3% rental, 14.4% merchandising and 2.3% franchising during the six months period ended July 31, 1997 from approximately 77.7%, 12.0%, and 10.3%, respectively, during the six month period ended July 31, 1996.

      Store Operating Expenses

      Store operating expenses increased $18.3 million, or 203.3%, from $9.0 million for the six months ended July 31, 1996 to $27.3 million for the six months ended July 31, 1997. As a percentage of total revenues, store operating expenses increased 7.8 percentage points from 40.2% for the six months ended July 31, 1996 to 48.0% for the six months ended July 31, 1997. Except as discussed below this increase was caused by the decrease from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. As a percentage of rental revenues and merchandise sales, store operating costs increased 4.3 percentage points from 44.8% for the six months ended July 31, 1996 to 49.1% for the six months ended July 31, 1997. This 4.3 percentage point increase is primarily due to higher rent (1.4%), store salaries (1.9%), and depreciation (0.5%). Since the initial acquisition of 172 stores on May 17, 1996, most of the additional 108 stores acquired are located in large metropolitan areas which generally have higher occupancy costs. Store salaries increased partly due to the increase in the minimum wage on October 1, 1996, partly due to higher wages paid to employees in the 108 stores acquired in large metropolitan areas and finally due to higher average man hours per store during the quarter ended July 31, 1997. Management has begun to implement steps to reverse this trend in man hours. The effects of these changes should be partially realized in the third quarter and fully realized in the fourth quarter. Higher depreciation expense is a result of purchase accounting for the 280 acquired video specialty stores.

      Cost of Sales

      Cost of goods sold increased $3.8 million, or 211.1%, from $1.8 million for the six months ended July 31, 1996 to $5.6 million for the six months ended July 31, 1997, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of merchandise sales, cost of goods sold increased by 1.6 percentage points from 66.7% for the six months ended July 31, 1996 to 68.3% for the six months ended July 31, 1997. This increase was primarily due to a change in sales caused by the acquisition of the 280 video specialty stores.

      Amortization of Videocassette and Video Game Rental Inventory

      Amortization of Rental Inventory increased $8.2 million, or 256.3%, from $3.2 million for the six months ended July 31, 1996 to $11.4 million for the six months ended July 31, 1997, primarily as a result of the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization increased 5.7 percentage points from 18.4% for the six months ended July 31, 1996 to 24.1% for the six months ended July 31, 1997. This is primarily due to the purchase of the 280 video specialty stores since May 17, 1996.

      General and Administrative Expense

      General and administrative expenses increased $2.8 million, or 59.6%, from $4.7 million for the six months ended July 31, 1996 to $7.5 million for the six months ended July 31, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisition of the 280 video specialty stores and the franchise business in addition to an increase in Corporate personnel hired in anticipation of the Proposed Private Placement and related acquisitions. As a percentage of total revenues, however, general and administrative expenses decreased 7.8 percentage points from 21.0% for the six months ended July 31, 1996 to 13.2% for the six months ended July 31, 1997 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchising has higher associated general and administrative costs than rental revenues and merchandise sales.

      Because of the indefinite delay in the Company's Proposed Private Placement of debt securities and related acquisitions (Note 6), the Company has begun to reduce its general and administrative costs from the levels reached in contemplation of expansion. The effects of these changes should begin to be reflected in third quarter financial results and should be fully realized in fourth quarter financial results.

      Intangible Amortization

      Intangible amortization expense increased $2.0 million, or 200%, from $1.0 million for the six months ended July 31, 1996 to $3.0 million for the six months ended July 31, 1997. As a percentage of total revenues, intangible amortization increased 0.8 percentage points from 4.5% for the six months ended July 31, 1996 to 5.3% for the six months ended July 31, 1997. These increases are entirely related to amortization of goodwill associated with the acquisition of 280 video specialty stores since May 17, 1996.

      Debt Offering Write-Offs

      During the six months ended July 31, 1997 the Company has written-off $5.1 million in Debt Offering expense associated with the Proposed Private Placement and related acquisitions due to the Company's decision to indefinitely delay such offering.

      Interest Expense and Other

      Net interest expense and other increased 1.5 million or 375% from $0.4 million for the six months ended July 31, 1996 to $1.9 million for the six months ended July 31, 1997. Interest expense comprises almost all this net amount. The increase in dollars is attributable to additional interest expense incurred in connection with the acquisition of the 280 video specialty stores. However, as a percentage of total revenues, interest expense increased 1.1 percentage points from 2.2% for the six months ended July 31, 1996 to 3.3% for the six months ended July 31, 1997.

      Extraordinary Item

      For the six months ended July 31, 1997 there was no extraordinary item. For the six months ended July 31, 1996, the Company reported an extraordinary item of $0.3 million net of taxes. In conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt the Company was required by terms of the note upon completion of the Offering to pay a prepayment penalty of $400,000.

      Net Income

      As a result of the foregoing, net income decreased $4.5 million, from $1.0 million of net income for the six months ended July 31, 1996 to a $3.5 million net loss for the six months ended July 31, 1997.

      Certain Factors That May Affect Future Results:

      The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

      The Company's rapid growth, particularly its acquisition of 280 video specialty stores since May of 1996 and franchising an additional
      20 stores, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster Entertainment, having significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The costs of integrating newly acquired stores into the Company's systems may vary significantly from the amounts assumed for purposes of the Company's pro forma financial statements. Acquisitions of stores within the exclusive territories of existing West Coast Video(R) franchised stores may require the Company to relocate or sell such acquired stores, assist the franchisee to relocate, grant the franchisee additional franchises or territorial or other rights, or include the franchisee's stores in the Company's intended program of acquisitions. The Company's management does not have significant experience in operating a company as large as the Company now is. The Company's Common Stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.

      PRO FORMA RESULTS OF OPERATIONS (Note 3)

      Three Months ended July 31, 1997 compared to Three Months ended July 31, 1996

      Revenues

      Pro forma revenues decreased by $1.1 million or 3.4% from $32.7 million for the three months ended July 31, 1996 to $31.6 million for the three months ended July 31, 1997. This decrease in revenues was mainly due to a decline in same store sales of 1.4%, (primarily caused by the impact of weather and the release of titles that had not performed strongly at the box office) the closing of 13 stores (net of new store openings) and a reduction in franchise revenues.

      Net Income

      Pro forma net income decreased by $6.2 million, from $2.2 million of net income for the three months ended July 31, 1996 to a $4.0 million net loss for the three months ended July 31, 1997. This decrease in net income was primarily attributable to a $1.1 million decrease in revenues in 1997 as compared to the three months ended July 31, 1996 and a $5.1 million write off of costs relating to the Proposed Private Placement and related acquisitions. In addition, total costs and expenses (excluding interest and other expenses and the debt offering write-offs) increased as a percentage of revenues by 11.3 percentage points from 86.2% for the three months ended July 31, 1996 to 97.5% for the three months ended July 31, 1997. This was mainly due to an increase in store man hours resulting in increased store operating costs, as well as an increase in Corporate general and administrative personnel hired in anticipation of the Proposed Private Placement and related acquisitions.

      Six Months ended July 31, 1997 compared to Six Months ended July 31, 1996

      Revenues

      Pro forma revenues decreased by $1.8 million, or 2.8%, from $64.9 million for the six months ended July 31, 1996 to $63.1 for the six months ended July 31, 1997. This is mainly due to a same store revenues decrease of 3.4% (primarily caused by the impact of weather and the release of titles that had not performed strongly at the box office) for the six months ended July 31, 1997 compared to the six months ended July 31, 1996 and the closing of 13 stores (net of new store openings).

      Net Income

      Pro forma net Income decreased by $7.1 million, from $3.9 million of net income for the six months ended July 31, 1996 to a $3.2 million net loss for the six months ended July 31, 1997. This decrease was primarily due to the $5.1 million write off of costs relating to the debt offering taken during the three months ended July 31, 1997 and the decrease in revenues of $1.8 million mentioned above. Another factor in the decreased net income was an increase in total costs and expenses (excluding interest and other expenses and the debt offering costs) as a percent of revenues by
      8.3 percentage points from 86.8% for the six months ended July 31, 1996 to 95.1% for the six months ended July 31, 1997. This was mainly due to an increase in store operating costs as a result of increases in store man hours and payroll.

      LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended July 31, 1997, the Company had net cash provided by operating activities of $11.1 million, net cash used in investing activities of $38.3 million (consisting primarily of cash used to purchase videocassette rental inventory of $14.5 million and $18.9 million of net cash paid for the acquisitions of new video specialty stores acquired in such period) and net cash provided by financing activities of $29.6 million consisting of $29.5 million of net borrowings from the Credit Facility (as described below), resulting in a net increase in cash and cash equivalents of $2.3 million.

      During the current fiscal year, the Company has financed its operations primarily through available operating cash flow and has financed acquisitions and other capital expenditures through a portion of such operating cash flow and borrowings under the Credit Facility described below.

      The Credit Facility, which is provided by a syndicate of banks for which PNC Bank, National Association ("PNC Bank") serves as agent, consists of a revolving credit facility through October, 1997 followed by a three-year term loan. Borrowings under the facility are available for working capital, capital expenditures, refinancing of existing indebtedness and certain permitted acquisition financing. The maximum amount available for borrowing at any time will equal 2.75 times the Company's operating cash flow (as defined for the purposes of the Credit Facility) during the previous four quarters. At the Company's option, interest rates will vary from either PNC Bank's Base Rate (as defined) at 1% above such Base Rate, or from the Eurodollar Rate, as defined, to 2.5% above the Eurodollar Rate. At July 31, 1997 the Company's weighted average borrowing rate was 8.21%. Borrowings are secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries. Borrowings are subject to various conditions including compliance with certain financial tests and ratios.

      In June 1997 the Company negotiated an amendment to the Credit Facility to increase the amount available under such Facility by an amount sufficient to pay the purchase price of 38 stores acquired in four separate acquisitions. The financial tests and ratios contained in the Credit Facility have since been amended. The Company's decision to indefinitely delay its Proposed Private Placement of debt securities (Note 6) caused certain of the associated costs of such offering to remain unpaid as of the filing date. The Company has instituted cost-cutting measures, which include downsizing its general and administrative costs from the levels reached in contemplation of expansion along with cost reductions at the regional and store levels. The effects of these changes should begin to be reflected in third quarter financial results and should be fully realized in fourth quarter financial results. The Company is also currently seeking to increase the amount of borrowings available under the Credit Facility by a limited amount, in order to improve its working capital position, bring its payables more current, upgrade management information systems, continue the conversion of acquired stores to West Coast Video(R) signage and fixtures, relocate existing stores and build new stores. While there can be no assurance, the Company expects these modifications, together with its current operating cash flow, to be sufficient to support its current operations over the next year.

      In the future, the Company may also seek additional debt refinancing or equity capital through additional private or public offerings of securities. The availability of debt refinancing or equity capital will depend upon prevailing market conditions, the market price of the Company's Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. The number of shares of Common Stock, if any, to be issued to sellers in connection with future acquisitions will also be affected by such factors, since such number will be determined in accordance with a formula based on trading prices of the Common Stock. It is not expected that funds will be available in sufficient amounts to finance the acquisitions or opening of video specialty stores at rates comparable to the Company's recent rates of growth.

      Capital Commitments. The remaining aggregate costs of upgrading West Coast's management information systems and integrating stores acquired in prior acquisitions onto such systems are expected to be approximately $1.8 million over the next 12 months. Over the next 12 months the Company will make additional payments of cash and Common Stock, currently estimated for the purpose of the Company's pro forma financial statements at $0.4 million in the aggregate, to the sellers of six stores purchased in prior acquisitions at formulaic purchase prices based on certain financial measurements for such stores in future periods. The Company has commitments or options to purchase an additional 17 stores at similar formulaic prices (which cannot yet be estimated), payable in cash.

      Subject to the availability of sufficient funds under the Credit Facility, the Company's capital expenditure plan provides for continuing to convert the stores acquired in various prior acquisitions to West Coast Video(R) signage and format and installing certain West Coast layout and features at a rate of up to 100 stores per year at an estimated cost of $32,000 per store; the Company also has immediate plans to open 5 new stores and relocate up to 3 existing stores. Build-out costs for new stores are expected to range from $325,000 to $375,000 per store and build-out costs for relocated stores are expected to range from $175,000 to $225,000 per store.

      The Company's expansion plans are subject to the availability of sufficient funds under the Credit Agreement. If the Company's banks were not to agree to provide funds beyond the amounts which they are required to provide under the current terms of the Credit Facility, the Company would curtail the conversion of existing stores and curtail or eliminate the build-out of new stores.

      Under certain cross-purchase and area development agreements, the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners so elect) all of the assets of up to 55 stores operated or to be operated by such owners at specified times between 1998 and 2002. In conjunction with such agreements, the Company is subject to puts during the next 12 months; however there can be no assurance that the puts will be consummated. The purchase prices will be equal to specified multiples of the stores' net operating cash flow; the purchase prices of 24 such stores will be payable in cash or in shares of Common Stock, at the Company's election.

      Rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity. Due to the accounting treatment of rental inventory as a noncurrent asset, the Company had a working capital deficit at July 31, 1997.

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings

            The Company was a defendant in a lawsuit brought in the United States District Court for the Eastern District of Pennsylvania on July 3, 1995 entitled Salvador V. R.K.T. Acquisitions, Inc. (No. 95-6241). The plaintiff claimed that he was offered employment by the Company and was entitled to a salary and various types of finder's fees and other incentives. The suit sought to recover employee compensation in excess of $750,000 and finder's fees in excess of $1,250,000. In July, 1997, a judgment was entered in favor of the plaintiff, awarding the plaintiff the sum of $200,000.

Item 2.     Changes in Securities
                  None

Item 3.     Defaults Upon Senior Securities
                  Not Applicable

Item 4.     Submission of Matters to a Vote of the Security Holders

            At the Company's Annual Meeting of Stockholders held on June 16, 1997, (a) the vote with respect to the election of seven directors was as follows: Peter Balner, 9,326,859 shares FOR and 77,656 shares WITHHELD; C. Stewart Forbes, 9,303,243 shares FOR and 101,272 shares WITHHELD; Wesley F. Hoag, 9,303,243 shares FOR and 101,272 shares WITHHELD; Ralph W. Standley III, 9,336,859 shares FOR and 67,656 shares WITHHELD; T. Kyle Standley, 9,326,559 shares FOR and 77,959 shares WITHHELD; M. Trent Standley, 9,287,643 shares FOR and 116,872 shares WITHHELD; and Donald R. Thomas, 9,336,559 shares FOR and 67,956 shares WITHHELD, (b) the vote with respect to the approval of an amendment to the Company's 1995 Equity Incentive Plan, providing for an increase of 500,000 in the number of shares of Common Stock available for issuance thereunder was 7,805,966 shares FOR, 1,515,318 shares AGAINST and 2,831 shares ABSTAINING, and (c) the vote with respect to the ratification of Price Waterhouse LLP as the Company's independent auditors for the current fiscal year was 9,358,835 shares FOR, 44,480 shares AGAINST and 1,200 shares ABSTAINING. All of the directors elected at the Annual Meeting were incumbent directors of the Company.

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


                                   WEST COAST ENTERTAINMENT
                                   CORPORATION


Date:  September 15, 1997          By:   /s/ T. Kyle Standley
                                         --------------------
                                   T. Kyle Standley, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:  September 15, 1997          By:   /s/ Richard G. Kelly
                                         --------------------
                                   Richard G. Kelly, Chief Financial Officer
                                   (Principal Financial Officer)



Date:  September 15, 1997          By:   /s/ Jerry L. Misterman
                                         ----------------------
                                   Jerry L. Misterman, Chief Accounting Officer
                                   (Principal Accounting Officer)