Form 10-Q
period 1997-10-31
WEST COAST ENTERTAINMENT CORP
filed 1997-12-15
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

                            Commission file number 0-28072

                      West Coast Entertainment Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                        04-3278751
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
Langhorne, Pennsylvania                                           19047
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (215)968-4318

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at December 4, 1997
                  -----                          -------------------------------
            Common Stock, $.01                            13,682,953
            par value per share

                                      INDEX


Part I.           -  Financial Information                                      Page No.
      Item 1.     -  Financial Statements

                  Consolidated Balance Sheets -
                        As of October 31, 1997 and January 31, 1997                 3

                  Consolidated Statements of Operations-
                        Three and Nine Months Ended October 31, 1997 and 1996       4

                  Consolidated Statements of Cash Flows-
                        Nine Months Ended October 31, 1997 and 1996                 5

                  Notes to Consolidated Financial Statements                        6

      Item 2.     -  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                      10


Part II.          -  Other Information                                              19

      Item 1.  -  Legal Proceedings
      Item 2.  -  Changes in Securities
      Item 3.  -  Defaults Upon Senior Securities
      Item 4.  -  Submission of Matters to a Vote of the Security Holders
      Item 5.  -  Other Information
      Item 6.  -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for par value)

                                                                    October 31         January 31,
                                                                        1997              1997
                                                                     ---------          --------
                                                                    (unaudited)
Assets:

Current assets:
  Cash and cash equivalents                                          $   2,830          $  1,311
  Accounts receivable                                                    1,566             1,899
  Merchandise inventory                                                  9,207             6,333
  Prepaid expenses and other current assets                              4,083             2,046
  Receivable from officers                                                 217               141
  Deferred tax asset                                                     2,330                --
                                                                     ---------          --------

    Total current assets                                                20,233            11,730

Videocassette rental inventory, net of amortization                     30,692            24,598
Furnishings, equipment and leasehold improvements, net                  18,722            11,285
Other assets                                                             2,310             2,998
Intangible assets, net of accumulated amortization                     118,250           109,193
Deferred tax asset                                                         160               160
                                                                     ---------          --------

    Total assets                                                     $ 190,367          $159,964
                                                                     =========          ========

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt                                  $      14          $     19
  Accounts payable                                                      19,636            12,941
  Accrued expenses and other liabilities                                 3,397             4,647
  Income taxes                                                              --             1,555
  Deferred tax liability                                                    --               566
                                                                     ---------          --------

    Total current liabilities                                           23,047            19,728

Long-term debt (net of current portion)                                 65,002            32,802
Other long-term liabilities                                                287               299
                                                                     ---------          --------

    Total liabilities                                                   88,336            52,829

Stockholders' equity:
  Common stock ($0.01 par value; 13,826 shares
    as of October 31, 1997, of which 13,641 shares were
    outstanding and 185 shares to be issued; and
    13,770 shares outstanding at January 31, 1997)                         138               138
  Preferred stock ($0.01 par value, 2,000 shares
    authorized, no shares issued)                                           --                --
  Additional paid in capital                                           104,027           103,947
  Accumulated surplus/(deficit)                                         (2,134)            3,050
                                                                     ---------          --------

    Total stockholders' equity                                         102,031           107,135
                                                                     ---------          --------

    Total liabilities and stockholders' equity                       $ 190,367          $159,964
                                                                     =========          ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              Three months ended                Nine months ended
                                                                   October 31,                     October 31,
                                                            ------------------------        ------------------------
                                                              1997            1996            1997            1996
                                                            --------        --------        --------        --------
Revenues:
  Rental revenue                                            $ 24,893        $ 16,402        $ 72,261        $ 33,752
  Merchandise and other sales                                  4,660           2,079          12,809           4,818
  Franchise fees                                                 474           1,483           1,813           3,792
                                                            --------        --------        --------        --------

    Total revenues                                            30,027          19,964          86,883          42,362
                                                            --------        --------        --------        --------

Operating costs and expenses:
  Store operating expenses                                    14,902           9,780          42,160          18,784
  Cost of goods sold                                           3,167           1,345           8,773           3,133
  Amortization of videocassette and video game rental
    inventory (Note 2)                                         7,484           3,752          18,943           6,956
  General and administrative                                   3,657           2,931          11,147           7,623
  Intangible amortization                                      1,866           1,046           4,866           2,029
  Debt offering write offs (Note 6)                               --              --           5,125              --
                                                            --------        --------        --------        --------

    Total operating costs and expenses                        31,076          18,854          91,014          38,525
                                                            --------        --------        --------        --------

Income (loss) from operations                                 (1,049)          1,110          (4,131)          3,837
                                                            --------        --------        --------        --------

Interest expense                                               1,443             222           3,387             730
Other, net                                                       (18)            (61)            (82)           (129)
                                                            --------        --------        --------        --------

Income(loss) before provision for income taxes and
 extraordinary item                                           (2,474)            949          (7,436)          3,236

Provision for income taxes                                      (837)            418          (2,252)          1,421
                                                            --------        --------        --------        --------

Income(loss) before extraordinary item                        (1,637)            531          (5,184)          1,815

Extraordinary item  (net of
 income tax benefit of $156)                                      --              --              --            (244)
                                                            --------        --------        --------        --------

Net income (loss)                                           ($ 1,637)       $    531        ($ 5,184)       $  1,571
                                                            ========        ========        ========        ========

Income(loss) per common share data (Note 5):

Income(loss) before extraordinary item                      ($  0.12)       $   0.04        ($  0.38)       $   0.19
                                                            ========        ========        ========        ========

Extraordinary item                                                --        $     --              --        ($  0.02)
                                                            ========        ========        ========        ========

Net income (loss)                                           ($  0.12)       $   0.04        ($  0.38)       $   0.17
                                                            ========        ========        ========        ========

Weighted average shares outstanding                           13,826          12,460          13,812           9,493
                                                            ========        ========        ========        ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Nine months ended
                                                                   October 31
                                                            ------------------------
                                                              1997            1996
                                                            --------        --------
Cash flows from operating activities:
  Net income                                                $ (5,184)       $  1,571
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of debt financing costs                         157              --
    Amortization of videocassette rental inventory            18,943           6,956
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                     1,336             680
    Amortization of intangible assets                          4,866           2,035
    Deferred taxes                                            (2,896)             --
    Changes in assets and liabilities:
      Accounts receivable                                        333            (900)
      Merchandise inventories                                 (2,874)         (2,168)
      Prepaid expenses and other assets                       (2,319)         (1,097)
      Accounts payable                                         6,695           2,256
      Accrued expenses and other liabilities                  (1,250)         (2,437)
      Income taxes                                            (1,555)            499
                                                            --------        --------

    Net cash provided by operating activities                 16,252           7,395
                                                            --------        --------

Cash flows from investing activities:
  Purchase of property and equipment                          (6,007)           (818)
  Purchase of videocassette rental inventory                 (22,083)        (10,394)
  Purchase of businesses, net of cash acquired               (18,918)        (62,804)
  Changes in other assets related to acquisitions                 --          (1,500)
                                                            --------        --------

    Net cash used in investing activities                    (47,008)        (75,516)
                                                            --------        --------

Cash flows from financing activities:
  Proceeds from long-term debt                                32,200          17,100
  Repayment of long-term debt                                     (5)        (10,273)
  Proceeds from issuance of common stock, net                     80          63,079
  Shareholder distributions                                       --              --
  Changes in other assets related to financing                    --            (700)
                                                            --------        --------

    Net cash provided by financing activities                 32,275          69,206
                                                            --------        --------

Net increase in cash and cash equivalents                      1,519           1,085

Cash and cash equivalents, beginning of period                 1,311             611
                                                            --------        --------

Cash and cash equivalents, end of period                    $  2,830        $  1,696
                                                            ========        ========

Supplemental cash flow data:
  Interest paid                                             $  3,136        $    731
                                                            ========        ========

  Income taxes paid                                         $  2,199        $  1,078
                                                            ========        ========

                 See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1997 (unaudited)


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

      In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items except for the change in amortization of videocassette rental inventory described in
      Note 2 below. The results of operations for the three and nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the year ending January 31, 1998.

      Income per common share data has been calculated utilizing the weighted average number of common shares outstanding after giving effect to the 0.340-for-1 reverse stock split, which was approved by the Board of Directors on May 14, 1996, as if it had occurred as of February 1, 1996. In addition, shares to be issued as contingent consideration in conjunction with the May 1996 and Early Fall 1996 Acquisitions (Note 3) have been considered outstanding since May 17, 1996.

2     Videocassette Rental Inventory

      Videocassette rental inventory and related amortization are as follows (in thousands):

                                           October 31, 1997     January 31, 1997
                                           ----------------     ----------------
      Videocassette rental inventory            $60,928             $ 35,891
      Accumulated amortization                  (30,236)             (11,293)
                                                -------             --------
                                                $30,692             $ 24,598
                                                =======             ========

      Amortization expense related to videocassette rental inventory totaled $7,484,000, $18,943,000, $3,752,000 and $6,956,000 for the three months and nine months ended October 31, 1997 and October 31, 1996, respectively.

      Effective August 1, 1997, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory base stock (the first three copies of a title in a particular store) is amortized over its economic life of 36 months to its estimated salvage value of $6. New release base stock, less the $6 salvage value, is amortized 50% in the first six months, then amortized on a straight-line basis to the $6 salvage value over the remaining 30 months. All copies of new release videocassette rental inventory in excess of 3 copies per store are amortized on a straight-line basis during the first nine months to $10 and the balance is amortized on a straight-line basis over the remaining 27 months to the $6 salvage value.

      The new method of amortization was adopted because the Company believes accelerated expense recognition for new release videocassettes during the first six months more closely matches the typically higher revenue generated following a title's release and $6 represents a reasonable salvage value for all tapes after 36 months.

      The new method of amortization has been applied to videocassette rental inventory that was held in inventory at August 1, 1997. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the company recorded an $803,000 pre-tax charge to operating expense as of August 1, 1997. The application of the new method of amortizing videocassette rental inventory increased amortization expense for the three and nine months ended October 31, 1997 by $803,000 and reduced net income by $506,000 and earnings per share by $.04.

      Prior to August 1, 1997, videocassette rental inventory was amortized over its useful economic life with no provision for salvage value. Base stock was amortized over 36 months on a straight-line basis. New release videocassettes were amortized as follows: base stock was amortized over 36 months on a straight-line basis and copies in excess of three per store were amortized over nine months on a straight-line basis.

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

   October 31, 1997 (unaudited)


      tapes should result in higher operating income than sales of new tape purchases. The favorable effects resulting from purchase accounting will diminish with the passage of time and will not extend beyond the three year period subsequent to acquisition which is the period over which these tapes will be amortized.

   3  Acquisitions

      May 1996 Acquisitions

      On May 17, 1996, the Company acquired 172 video specialty stores
      (the "May 1996 Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (19,734 shares) is to be paid in cash and stock, respectively).

      Early Fall 1996 Acquisitions

      Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall 1996 Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash, $4.9 million in shares of common stock (0.5 million shares), and approximately $0.5 million of acquisition costs. The shares (0.4 million) associated with one of these acquisitions are to be issued in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issuable will be increased in certain cases by the difference between the share price at issuance date and a formulaic common share price calculated as of the date of acquisition. Additionally, 0.1 million shares associated with another Early Fall 1996 Acquisition are to be issued. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of the beginning of the periods presented.

      Late Fall 1996 Acquisitions

      Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall 1996 Acquisitions"), including 19 stores owned by franchisees of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash, $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs.

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

   October 31, 1997 (unaudited)


      operations of the Company since the date of acquisition. The purchase method of accounting was used to account for the acquisitions.

      The following unaudited pro forma information presents the results of operations as though (i) the May 1996 Acquisitions, Early Fall 1996 Acquisitions, Late Fall 1996 Acquisitions and June, 1997 Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, and (iii) the borrowings under the Credit Facility had occurred as of the beginning of the periods presented.

      The following unaudited pro forma net income per share for the three months and nine months ended October 31, 1996 and 1997 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Initial Public Offering on May 17, 1996 ("the Offering"), (ii) issuance of shares in connection with the May 1996, Early Fall 1996 and Late Fall 1996 Acquisitions, (iii) repayment of outstanding debt at the date of the Offering, and (iv) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 14,017,840 for the three and nine months ended October 31, 1997 and 14,000,605 for the three and nine months ended October 31, 1996.

                                                                Unaudited
                                                                Pro Forma
                                           ------------------------------------------------------
                                             Three Months Ended           Nine Months Ended
                                                 October 31,                 October 31,

                                                  (in thousands, except per share data)
                                             1997           1996           1997           1996
                                           --------        -------       --------        -------
      Pro Forma revenues                   $ 30,027        $30,402       $ 93,174        $95,326
      Pro forma net income                   (1,637)         1,484         (4,833)         5,408
      Pro forma net income per share       $  (0.12)       $  0.11       $  (0.34)       $  0.39

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

      On October 31, 1996 the Company received a commitment from the Bank to increase the Credit Facility to $65,000,000 effective August 5, 1996. As of October 31, 1997 the Company had $65,000,000 outstanding under the Facility.

      On December 15, 1997 the Company signed an amendment increasing the Facility to $70,000,000 with current commitments from the participating banks for $65,000,000 (the "Amended Facility"). The Amended Facility has a five year term ending December 14, 2002.

   October 31, 1997 (unaudited)

      If the Company attains certain total debt to operating cash flow ratios, as defined, the commitment reduces quarterly commencing
      June 15, 1999 and continues through the end of the term on December 14, 2002. If such total debt to operating cash flow ratios are not attained, the quarterly commitment reductions will start on December 15, 1998. Any amounts in excess of the commitment, as it may be reduced from time to time, must be repaid.

      Borrowings under the Amended Facility are limited to a multiple of operating cash flow, as defined, over the previous four quarters. At December 15, 1997, this multiple is 4.50 times operating cash flow, and reduces over the next four fiscal quarters to a low of 3.25 times operating cash flow on October 31, 1998 and thereafter. At the Company's option, interest rates vary from either the Bank's base rate, as defined, to 1.5% above such base rate or from the Eurodollar rate, as defined, to 3.0% above such Eurodollar rate. The Company's weighted average borrowing rate under the Facility was 8.34% for the three months ended October 31, 1997. Additionally, the Amended Facility provides for a commitment fee payable quarterly, computed up to 0.5% of the unused portion of the available facility during the previous quarter.

      The Amended Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including among others compliance with certain financial tests and ratios and dividend restrictions.

5     Earnings Per Share

      In February 1997, Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued. This pronouncement will be effective for the Company's year ending January 31, 1998 financial statements. SFAS No. 128 supersedes the pronouncement of the Accounting Principles Board (APB) No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings Per Share and Diluted Earnings Per Share (formerly referred to as fully diluted earnings per share). SFAS No. 128 would not have had a material impact on the Company's calculation of earnings per share for the three and nine months ended October 31, 1997. Basic Earnings Per Share and Diluted Earnings Per Share would be the same for the three and nine months ended October 31, 1997.

6     Debt Offering Write Offs

      On July 1, 1997 the Company's private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company wrote off $5.1 million in costs during the three months ended July 31, 1997 that were incurred in connection with the Proposed Private Placement and related acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      Three Months ended October 31, 1997 compared to Three Months ended October 31, 1996

      Revenues

      Revenues increased $10.0 million, or 50.0 %, from $20.0 million for the three months ended October 31, 1996 to $30.0 million for the three months ended October 31, 1997. This change reflected an increase of $8.5 million in rental revenues, an increase of $2.5 million in merchandise sales and a decrease of $1.0 million in franchise fee revenue. The increases in rental and merchandise sales revenues are mostly attributable to the acquisition of a total of 108 video specialty stores, consisting of 21 stores which were acquired on the following dates: 5 on August 26, 1996; 14 on September 30, 1996; 1 on October 1, 1996; and 1 on October 25, 1996; and an additional 87 stores which were acquired after the end of such three month period on the following dates: 45 on November 15, 1996; 1 on December 1, 1996; 1 on December 3, 1996; 1 on March 21, 1997; 1 on April 10, 1997, 37 on June 16, 1997, and 1 on June 24, 1997.

      Rental revenues increased $8.5 million, or 51.8%, from $16.4 million for the three months ended October 31, 1996 to $24.9 million for the three months ended October 31, 1997. This change is primarily attributable to the inclusion of $9.0 million of rental revenues from the 108 video specialty stores acquired since August 1, 1996 as described above. Rental revenues for the Company's stores and the industry during the three months ended October 31, 1997 were adversely impacted by weather and by the release of titles that had not performed strongly at the box office.

      Merchandise sales increased $2.5 million, or 119.0%, from $2.1 million for the three months ended October 31, 1996 to $4.6 million for the three months ended October 31, 1997, reflecting $1.7 million of merchandise sales contributed by the 108 video specialty stores purchased since August 1, 1996 as described above. In addition, merchandise sales for the Company's stores owned prior to said acquisitions increased by $0.8 million.

      Franchise fee revenues decreased $1.0 million, or 66.7%, from $1.5 million for the three months ended October 31, 1996 to $0.5 million for the three months ended October 31, 1997. Approximately $0.1 million of this decrease is due to the acquisition of 25 franchised stores (which is included in the total 108 purchased) by the Company since August 1, 1996. The remaining $0.9 million decrease is attributable to a decline in the number of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments.

      As a result of the Company's acquisition activities and other developments described above the mix of revenue sources changed to approximately 83.0% rental, 15.3% merchandising, and 1.7% franchising during the three months ended October 31, 1997 from approximately 82.0%, 10.5%, and 7.5%, respectively, during the three months ended October 31, 1996.

      Store Operating Expenses

      Store operating expenses increased $5.1 million, or 52.0 %, from $9.8 million for the three months ended October 31, 1996 to $14.9 million for the three months ended October 31, 1997. This $5.1 million increase is primarily related to the acquisition of new stores as described above. As a percentage of total revenues, store operating expenses increased 0.7 percentage points from 49.0% for the three months ended October 31, 1996 to 49.7% for the three months ended October 31, 1997. All of this increase was caused by the reduction from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses.

      Cost of Goods Sold

      Cost of goods sold increased $1.8 million, or 138.5%, from $1.3 million for the three months ended October 31, 1996 to $3.1 million for the three months ended October 31, 1997, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 108 video specialty stores since August 1, 1996. As a percentage of merchandise sales, cost of goods sold increased by 5.5 percentage points from 61.9% for the three months ended October 31, 1996 to 67.4% for the three months ended October 31, 1997. This increase was primarily due to a change in sales mix caused by the acquisition of the 108 video specialty stores and the impact of "Liar Liar," a major title released in September 1997 which was sold at a lower margin than other sell-thru titles.

      Amortization of Videocassette and Video Game Rental Inventory

      Amortization of rental inventory increased $3.6 million, or 94.7%, from $3.8 million for the three months ended October 31, 1996 to $7.4 million for the three months ended October 31, 1997 primarily as a result of the acquisition of the 108 video specialty stores since August 1, 1996. As a percentage of rental revenues this amortization increased 6.5 percentage points from 23.2% for the three months ended October 31, 1996 to 29.7% for the three months ended October 31, 1997. This is primarily due to the diminishing benefits of purchase accounting for acquired stores and the change in accounting for amortization of rental inventory as described in
      Note 2.

      General and Administrative Expense

      General and administrative expenses increased $0.8 million, or 27.6%, from $2.9 million for the three months ended October 31, 1996 to $3.7 million for the three months ended October 31, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisition of the 108 video specialty stores since August 1, 1996 as described above. As a percentage of total revenues, however, general and administrative expenses decreased 2.2 percentage points from 14.5% for the three months ended October 31, 1996 to 12.3% for the three months ended October 31, 1997 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchising has higher associated general and administrative costs than rental revenues and merchandise sales.

      Because of the indefinite delay in the Company's Proposed Private Placement of debt securities and related acquisitions (Note 6), the Company has begun to reduce its general and administrative costs from the levels reached in contemplation of expansion. The effects of these changes were partially reflected in the financial results of the three months ended October 31, 1997 and should be fully realized in future quarterly financial results.

      Intangible Amortization

      Intangible amortization expense increased $0.8 million, or 72.7%, from $1.1 million for the three months ended October 31, 1996 to $1.9 million for the three months ended October 31, 1997. As a percentage of total revenues, intangible amortization increased 0.8 percentage points from 5.5% for the three months ended October 31, 1996 to 6.3% for the three months ended October 31, 1997. These increases are entirely related to amortization of goodwill associated with the acquisition of 108 video specialty stores since August 1, 1996.


      Interest Expense and Other

      Net interest expense and other increased $1.2 million, or 600.0%, from $0.2 million for the three months ended October 31, 1996 to $1.4 million for the three months ended October 31, 1997. Interest expense comprises almost all of this net amount. As a percentage of total revenues, interest expense increased 3.7 percentage points from 1.0% for the three months ended October 31, 1996 to 4.7% for the three months ended October 31, 1997. The increase is attributable to additional interest expense incurred in connection with the acquisition of video specialty stores.


      Net Income

      As a result of the foregoing, net income decreased $2.1 million from $0.5 million of net income for the three months ended October 31, 1996 to a $1.6 million net loss for the three months ended October 31, 1997.





      Nine Months ended October 31, 1997 compared to Nine Months ended October 31, 1996

      Revenues

      Revenue increased $44.6 million or 105.4% from $42.3 million for the nine months ended October 31, 1996 to $86.9 million for the nine months ended October 31, 1997. This change reflected an increase of $38.6 million in rental revenues, an increase of $8.0 million in merchandise sales and a decrease of $2.0 million in franchise fee revenue. The increases in rental and merchandise sales revenues are attributable to the acquisition of a total of 280 video specialty stores, consisting of 172 stores which were acquired on May 17, 1996, which were owned for only 24 weeks of the nine months ended October 31, 1996, and an additional 108 stores which were acquired after the end of such nine month period on the following dates: 5 on August 26, 1996; 14 on September 30, 1996; 1 on October 1, 1996; 1 on October 25, 1996; 45 on November 15, 1996; 1 on December 1, 1996; 1 on December 3, 1996; 1 on March 21, 1997; 1 on April 10, 1997; 37 on June 16,
      1997; and 1 on June 24, 1997.

      Rental revenues increased $38.6 million or 114.5% from $33.7 million for the nine months ended October 31, 1996 to $72.3 million for the nine months ended October 31, 1997. This increase is primarily attributable to the revenues generated by the 280 video specialty stores acquired since May 17, 1996 as described above.

      Merchandise sales increased $8.0 million or 166.7% from $4.8 million for the nine months ended October 31, 1996 to $12.8 million for the nine months ended October 31, 1997 primarily attributable to the merchandise sales contributed by the 280 video specialty stores purchased since May 17, 1996 as described above.

      Franchise fee revenue decreased $2.0 million, or 52.6% from $3.8 million for the nine months ended October 31, 1996 to $1.8 million for the nine months ended October 31, 1997. Approximately $0.5 million of this decrease is due to the acquisition of 39 franchised stores which is included in the total 280 purchased by the Company since May 17, 1996. The remaining $1.5 million decrease is attributable to a decline in the number of royalty payments received from franchisees due to a decline in their business and a decline in the number of franchisees who make required payments.

      As a result of the Company's acquisition activities and other developments described above the mix of revenue sources changed to approximately 83.2% rental, 14.7% merchandising and 2.1% franchising during the nine months period ended October 31, 1997 from approximately 79.7%, 11.3%, and 9.0%, respectively, during the nine month period ended October 31, 1996.

      Store Operating Expenses

      Store operating expenses increased $23.4 million, or 124.5%, from $18.8 million for the nine months ended October 31, 1996 to $42.2 million for the nine months ended October 31, 1997. As a percentage of total revenues, store operating expenses increased 4.2 percentage points from 44.4% for the nine months ended October 31, 1996 to 48.6% for the nine months ended October 31, 1997. Except as discussed below this increase was caused by the decrease from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. As a percentage of rental revenues and merchandise sales, store operating costs increased 0.8 percentage points from 48.8% for the nine months ended October 31, 1996 to 49.6% for the nine months ended October 31, 1997. This increase is primarily due to higher rent costs and payroll costs. Store salaries increased due to an increase in store man hours. Management has implemented steps to reverse this trend in man hours. Since the initial acquisition of 172 stores on May 17, 1996, most of the additional 108 stores acquired are located in large metropolitan areas which generally have higher occupancy costs.

      Cost of Sales

      Cost of goods sold increased $5.7 million, or 183.9%, from $3.1 million for the nine months ended October 31, 1996 to $8.8 million for the nine months ended October 31, 1997, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of merchandise sales, cost of goods sold increased by 4.2 percentage points from 64.6% for the nine months ended October 31, 1996 to 68.8% for the nine months ended October 31, 1997. This increase was primarily due to a change in sales mix caused by the acquisition of the 280 video specialty stores and the sale of more sell-thru titles which have a lower margin.

      Amortization of Videocassette and Video Game Rental Inventory

      Amortization of rental inventory increased $11.9 million, or 170.0%, from $7.0 million for the nine months ended October 31, 1996 to $18.9 million for the nine months ended October 31, 1997, primarily as a result of the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization increased 5.3 percentage points from 20.8% for the nine months ended October 31, 1996 to 26.1% for the nine months ended October 31, 1997. This is primarily due to purchase accounting for acquired stores and the change in accounting for amortization of rental inventory as described in Note 2.


      General and Administrative Expense

      General and administrative expenses increased $3.5 million, or 46.1%, from $7.6 million for the nine months ended October 31, 1996 to $11.1 million for the nine months ended October 31, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisition of the 280 video specialty stores in addition to an increase in Corporate personnel hired in anticipation of the Proposed Private Placement and related acquisitions. As a percentage of total revenues, however, general and administrative expenses decreased 5.2 percentage points from 18.0% for the nine months ended October 31, 1996 to 12.8% for the nine months ended October 31, 1997 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchising has higher associated general and administrative costs than rental revenues and merchandise sales.

      Because of the indefinite delay in the Company's Proposed Private Placement of debt securities and related acquisitions (Note 6), the Company has reduced its general and administrative costs from the levels reached in contemplation of expansion. The effects of these changes were partially reflected in the financial results of the three months ended October 31, 1997 and should be fully realized in future quarterly financial results.

      Intangible Amortization

      Intangible amortization expense increased $2.9 million, or 145.0%, from $2.0 million for the nine months ended October 31, 1996 to $4.9 million for the nine months ended October 31, 1997. As a percentage of total revenues, intangible amortization increased 0.9 percentage points from 4.7% for the nine months ended October 31, 1996 to 5.6% for the nine months ended October 31, 1997. These increases are entirely related to amortization of goodwill associated with the acquisition of 280 video specialty stores since May 17, 1996.

      Debt Offering Write-Offs

      During the nine months ended October 31, 1997 the Company has written-off $5.1 million in Debt Offering expense associated with the Proposed Private Placement and related acquisitions due to the Company's decision to indefinitely delay such offering.

      Interest Expense and Other

      Net interest expense and other increased $2.7 million or 450.0% from $0.6 million for the nine months ended October 31, 1996 to $3.3 million for the nine months ended October 31, 1997. Interest expense comprises almost all of this net amount. As a percentage of total revenues, interest expense increased 2.2 percentage points from 1.7% for the nine months ended October 31, 1996 to 3.9% for the nine months ended October 31, 1997. The increase is attributable to additional interest expense incurred in connection with the acquisition of the 280 video specialty stores.

      Extraordinary Item

      For the nine months ended October 31, 1997 there was no extraordinary item. For the nine months ended October 31, 1996, the Company reported an extraordinary item of $0.2 million net of taxes. In conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt the Company was required by terms of the note upon completion of the Offering to pay a prepayment penalty of $400,000.

      Net Income

      As a result of the foregoing, net income decreased $6.8 million, from $1.6 million of net income for the nine months ended October 31, 1996 to a $5.2 million net loss for the nine months ended October 31, 1997.

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

PRO FORMA RESULTS OF OPERATIONS (Note 3)


Three Months ended October 31, 1997 compared to Three Months ended October 31, 1996

Revenues

Pro forma revenues decreased by $0.4 million or 1.3% from $30.4 million for the three months ended October 31, 1996 to $30.0 million for the three months ended October 31, 1997. This decrease in revenues was mainly due to the closing of 21 stores (net of new store openings) and a reduction in franchise revenues, offset by a 2.6% increase in same store sales.

Net Income

Pro forma net income decreased by $3.1 million, from $1.5 million of net income for the three months ended October 31, 1996 to a $1.6 million net loss for the three months ended October 31, 1997. This decrease in net income was primarily attributable to a $0.4 million decrease in revenues in 1997 as compared to the three months ended October 31, 1996, an increase in rental tape amortization of $1.5 million caused by the change in the method of amortization as described in
Note 2 coupled with the effects of purchase accounting for the three months ended October 31, 1996, and a change in the mix of revenues (a decrease in franchise fees and an increase in merchandise sales) resulting in a $10.9 million increase in cost of sales.

Nine Months ended October 31, 1997 compared to Nine Months ended October 31,
1996

Revenues

Pro forma revenues decreased by $2.1 million, or 2.2%, from $95.3 million for the nine months ended October 31, 1996 to $93.2 million for the nine months ended October 31, 1997. This is mainly due to a same store revenues decrease of 1.6% (primarily caused by the impact of weather and the release of titles that had not performed strongly at the box office) for the nine months ended October 31, 1997 compared to the nine months ended October 31, 1996, a reduction in franchise fee revenues and the closing of 21 stores (net of new store openings).

Net Income

Pro forma net Income decreased by $10.2 million, from $5.4 million of net income for the nine months ended October 31, 1996 to $4.8 million net loss for the nine months ended October 31, 1997. This decrease was primarily due to the $5.1 million write off of costs relating to the debt offering taken during the three months ended July 31, 1997 and the decrease in revenues of $2.1 million mentioned above. Another factor in the decreased net income was an increase in total costs and expenses (excluding interest and other expenses and the debt offering costs) as a percent of revenues by 10.2 percentage points from 87.6% for the nine months ended October 31, 1996 to 97.8% for the nine months ended October 31, 1997. This was mainly due to an increase in store operating costs as a result of increases in store man hours and payroll and an increase in cost of goods sold caused by the change in sales mix (a decrease in franchise fees and an increase in merchandise sales).

LIQUIDITY AND CAPITAL RESOURCES


For the nine months ended October 31, 1997, the Company had net cash provided by operating activities of $16.2 million, net cash used in investing activities of $47.0 million (consisting primarily of cash used to purchase videocassette rental inventory of $21.5 million and $22.1 million of net cash paid for the acquisitions of new video specialty stores acquired in such period) and net cash provided by financing activities of $32.3 million consisting of $32.2 million of net borrowings from the Credit Facility (as described below), resulting in a net increase in cash and cash equivalents of $1.5 million.

During the current fiscal year, the Company has financed its operations primarily through available operating cash flow and has financed acquisitions and other capital expenditures through a portion of such operating cash flow and borrowings under the Credit Facility described in Note 4.

The Company's decision to indefinitely delay its Proposed Private Placement of debt securities (Note 6) caused certain of the associated costs of such offering to remain unpaid as of the filing date. The Company has instituted cost-cutting measures, which included downsizing its general and administrative costs from the levels reached in contemplation of expansion along with cost reductions at the regional and store levels. The effects of these changes were partially reflected in the financial results of the three months ended October 31, 1997 and should be fully realized in future quarterly financial results. The Company is also currently seeking to find a new participant in order to increase the amount of borrowings available under the Credit Facility by $5.0 million, in order to improve its working capital position, bring its payables more current, upgrade management information systems, continue the conversion of acquired stores to West Coast Video(R) signage and fixtures, relocate existing stores and build new stores. While there can be no assurance, the Company expects these modifications, together with its current operating cash flow, to be sufficient to support its current operations over the next year.

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

Subject to the availability of sufficient funds under the Credit Facility, the Company's capital expenditure plan provides for continuing to convert the stores acquired in various prior acquisitions to West Coast Video(R) signage and format and installing certain West Coast layout and features at a rate of up to 100 stores per year at an estimated cost of $35,000 per store; the Company also has immediate plans to open 5 new stores and relocate up to 3 existing stores. Build-out costs for new stores are expected to range from $325,000 to $375,000 per store and build-out costs for relocated stores are expected to range from $175,000 to $225,000 per store. The Company's expansion plans are subject to the availability of sufficient funds under the Credit Agreement.

Under certain cross-purchase and area development agreements, the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners elect to put) all of the assets of up to 55 stores operated or to be operated by such owners at specified times between 1998 and 2002. In conjunction with such agreements, the Company is subject to puts during the next 12 months; however there can be no assurance that the puts will be consummated. The purchase prices will be equal to specified multiples of the stores' net operating cash flow; the purchase prices of 24 such stores will be payable in shares of Common Stock and the other purchase prices will be payable in cash or in shares of Common Stock, at the Company's election.

Rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity. Due to the accounting treatment of rental inventory as a noncurrent asset, the Company had a working capital deficit at October 31, 1997.

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings
                  None

Item 2.     Changes in Securities
                  None

Item 3.     Defaults Upon Senior Securities
                  Not Applicable

Item 4.     Submission of Matters to a Vote of the Security Holders
                  None

Item 5.     Other Information
                  None

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                  18.0  -     Letter RE: Change in Accounting Principles

                  27.0  -     Financial Data Schedule

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WEST COAST ENTERTAINMENT
                                             CORPORATION


Date:  December 15, 1997            By:   /s/ T. Kyle Standley
                                          --------------------
                                    T. Kyle Standley, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  December 15, 1997            By:   /s/ Richard G. Kelly
                                          --------------------
                                    Richard G. Kelly, Chief Financial Officer
                                    (Principal Financial Officer)



Date:  December 15, 1997            By:   /s/ Jerry L. Misterman
                                          ----------------------
                                    Jerry L. Misterman, Chief Accounting Officer
                                    (Principal Accounting Officer)