Form 10-K405
period 1998-01-31
WEST COAST ENTERTAINMENT CORP
filed 1998-05-01
CIK 1005858

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO             .

                             COMMISSION FILE NO. 0-28072

                      WEST COAST ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                       04-3278751
                                                             (I.R.S. EMPLOYER IDENTIFICATION
             (STATE OR OTHER JURISDICTION OF                             NUMBER)
             INCORPORATION OR ORGANIZATION)
ROUTE 413 AND DOUBLE WOODS ROAD, LANGHORNE, PENNSYLVANIA                  19047
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 968-4318

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether (1) the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

     The aggregate market value as of April 13, 1998 of Common Stock held by non-affiliates of the Registrant was approximately $27,272,000.

     The number of shares of Common Stock outstanding as of April 13, 1998 was 13,933,662.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.
================================================================================

                      WEST COAST ENTERTAINMENT CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
          Executive Officers..........................................   13

PART II
Item 5.   Market for the Registrants' Common Stock and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Consolidated Financial Data........................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   46

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     West Coast Entertainment Corporation (the "Company") is one of the largest owners, operators and franchisors of video retail specialty stores in the United States in terms of system-wide revenues and historical and pro forma Company revenues. The Company competes directly against major regional and national video rental stores in most of its markets and believes it is the leading video specialty retailer, in terms of number of stores, in many of the major markets in which Company-owned stores operate. At January 31, 1998, the Company owned and operated 286 video specialty stores and franchised 217 video specialty stores located in 22 states, principally in the Northeast and Midwest.

     The Company's goal is to be a leading video specialty retailer with a distinctive approach to operations and growth. The Company's stores are designed and managed to create an atmosphere that enhances the appreciation of movies, children's video programming and video games. In general the Company's stores rent and sell videocassettes, rent video games and sell certain popular electronic accessories along with a variety of confectionery items. Sites for the Company's stores within each designated trade area are selected on the basis of such factors as visibility, ready accessibility (particularly for evening drivetime parking), signage and adaptability of existing structures to the Company's requirements, as well as cost considerations. The Company's stores vary in layout and inventory according to local market needs. The Company's stores range in size from 1,250 square feet to 12,000 square feet and generally carry a comprehensive selection of 7,000 to 17,000 prerecorded videocassettes. System-wide, a substantial majority of the Company's stores are currently operated under the West Coast Video(R) name; the remainder are operated under names such as Videosmith(R). The Company's capital expenditure plan provides for the integration of the West Coast Video(R) name and logo and its registered trademark The Movie Buff's Movie Store(R) into its stores which currently operate under other trade names and to install certain distinctive West Coast Video(R) layout and fixtures in such stores at a rate of at least 50 stores per year at a cost of approximately $32,000 per store. At present, 100 stores have been so rebranded and 30 stores are being converted during the first two quarters of the current year.

     As described in more detail below, the Company's long term strategy is to expand its presence by developing new stores, expanding its franchise system through acquisitions and area development agreements and by selectively acquiring independently owned stores as well as stores owned by existing West Coast Video(R) franchisees, all within the scope of financing available to the Company.

INDUSTRY OVERVIEW

     According to Paul Kagan Associates ("Paul Kagan"), the United States videocassette rental and sales industry has grown from $9.8 billion in revenue in 1990 to approximately $15.6 billion in revenue in 1996, and is expected to reach $18.6 billion in 2001. The video retail industry is highly fragmented, and in recent years has been characterized by increased consolidation as larger superstore chains, including the Company, have continued to increase market share by opening new stores and acquiring smaller, local operators. According to the Video Software Dealers Association ("VSDA"), the video retailing industry association, the number of video specialty stores was 27,000 in 1996. The Company believes that this consolidation will continue as the video retail industry evolves from smaller, local stores to regional and national superstore chains. The Company believes that although video specialty store revenues will continue to grow as consumers rent and purchase prerecorded videos, a greater rate of growth will occur among those operators engaged in acquisition.

     Paul Kagan reports that the video retail industry represented the single largest source of revenue to movie studios and accounted for approximately $4.5 billion, or 45%, of the $9.9 billion of estimated domestic studio revenue in 1996. Of the hundreds of movies produced and released by the major studios each year in the U.S., relatively few are profitable for the movie studios based on box office revenue alone. According to the Motion Picture Association of America ("MPAA"), between 1990 and 1996 only 7% of all movies released generated in excess of $20 million in U.S. theater revenue for studios. Over the same period, members of the MPAA reported that the average production, advertising and distribution cost per movie increased from $38.8 million to $59.7 million. The Company believes its customers are more likely to rent or purchase "non-hit" movies on videocassette than on any other medium because video retail stores provide a compelling opportunity to shop and make an impulse choice among a very broad selection of new title releases. As a result, video retail stores, including those operated by the Company, selectively purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the independent and major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Thus, the Company believes movie studios have many compelling reasons to protect this unique and significant source of revenue.

     The U.S. video retail industry includes both rentals and sales of prerecorded videocassettes. Movie studios determine the suggested retail prices to both consumers and video rental stores and, through that pricing, influence the relative levels of videocassette rental and sales. Videocassettes released at a relatively high price, typically $60 to $65 wholesale, are generally purchased by video retail stores and promoted primarily as rental titles and then later re-released by the studios at a lower price, typically $10 to $20 wholesale, to promote sales directly to consumers ("sell-through"). Select high grossing box office films, generally with box office revenue in excess of $100 million, are released on videocassette at a relatively low initial price, typically $12 to $17 wholesale, and are generally purchased by video retailers, mass merchants, grocery stores and other retailers and promoted both as rental titles and for sell-through.

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenue by releasing movies in sequential release date "windows" to various distribution channels. These distribution channels include, in the customary order of release date: movie theaters; airlines and hotels; video specialty stores; pay-per-view satellite and cable television systems ("Pay-Per-View"); premium cable television; basic cable television and, finally, network and syndicated television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established distribution channels and it is anticipated that movie studios will continue the practice of sequential release even as near video on demand ("NVOD") and, eventually, video on demand ("VOD") become more readily available to the consumer. According to Paul Kagan, most movie studios release hit movie videocassettes to the home video market from 30 to 80 days (extending up to 120 days for certain titles priced for sale rather than rental) prior to the Pay-Per-View release date. According to the VSDA, the movie windows are being extended during 1998 by an average of 10 days.

INTELLECTUAL PROPERTY

     The Company owns a number of trademarks, trade names and service marks including West Coast Video(R), The Movie Buff's Movie Store(R), Game Power Headquarters(TM), net.spot(TM), The Projector(TM), Spotlight on Video(TM) as well as Videosmith(R) and other trade names under which certain recently acquired stores are currently conducting business pending their transition to the West Coast Video(R) name and signage. The Company has acquired an exclusive licensing arrangement to reproduce and utilize graphically enhanced versions of Bernard of Hollywood(TM) (a trademark of Renaissance Road Productions, Inc.) photographs of legendary actors and actresses which are currently utilized inside the Company's stores and may also be utilized for other promotional purposes and on merchandise produced by the Company to be sold in its stores.

COMPETITIVE STRENGTHS

     The Company's strategy is to strengthen its position as an industry leader while maximizing revenues and operating cash flow. The key elements of the Company's operating strategy are:

     - Building a Strong Presence in Selected Markets. The Company seeks to concentrate its stores in chosen markets where it believes that prime video locations are difficult to obtain and where it ranks among the two leading video retailers. In each of the New York-New Jersey Metro, Boston, Philadelphia, Dayton and Louisville metropolitan areas, the Company believes that it has more outlets than all, or all but one, of its competitors. This concentration enables the Company to conduct highly targeted marketing programs to maximize penetration within its selected markets, to maximize operating efficiencies in inventory management, training and store supervision and to promote accessibility to customers. The Company also expects to expand through new store openings, acquisitions and area development agreements in a manner consistent with its general policy of achieving concentration in targeted markets and the scope of financing available to it.

     - Capitalizing on Economies of Scale. Due to its size, the Company enjoys key operating efficiencies, including substantial discounts in purchasing video products and advertising media. The Company has developed sophisticated in-house capabilities in marketing, purchasing, management information systems ("M.I.S.")/telecommunications, retailing and other areas of operations which provide critical management support services to its stores. The Company employs software systems for the purposes of monitoring and managing store inventory, sales, purchases and customer memberships. These combined management systems have enabled the Company to integrate the operating cash flow of stores acquired by the Company from smaller chains or individual owners. In evaluating acquisition candidates, the Company seeks to identify stores with the potential for improved profitability.

     - Customizing Purchasing for Local Demographics. The Company's in-house purchasing department tailors its selection of newly released titles and video games to the specific demographics of each Company-owned store and, through its proprietary monthly publication, "The Projector," suggests specific purchase quantities on a title-by-title basis for franchised stores having varying demographic profiles and sales volumes.

     - Employing New Store Design. As of January 31, 1998, the Company completed nearly two years of design and testing of a new store format that it believes provides video customers with the premier retailing experience in the industry. Elements of this new design were chosen to receive the Mobius Award, an international advertising design award, in the Company's fourth quarter. Two new initial test stores opened utilizing this format have operated at a revenue level substantially in excess of the Company's current average revenue per store. The Company plans to utilize selected aspects of this new store design during the year ending January 31, 1999 in 50 new, relocated and expanded stores, subject to the availability of financing.

     - Providing Comprehensive Customer Service. The Company believes that it builds customer loyalty and promotes additional store visits and product rentals by offering superior customer service through a highly trained sales force having comprehensive product knowledge. The Company's approach is epitomized by its slogan The Movie Buff's Movie Store.(R) The Company believes its sales force's appreciation and understanding of movies, children's video programming and interactive electronic entertainment products can result in a higher level of service than most of its competitors. An important criterion used in the Company's recruitment and selection of employees is their general knowledge in regard to movies and electronic games. In addition, employees undergo continuous training to increase their knowledge about the store's video titles and about cinema and electronic games in general. The Company believes that the implementation of this strategy in the stores which it acquires can result in higher sales per customer, higher overall customer satisfaction, higher customer loyalty, lower employee turnover levels and higher catalog title inventory turnover.

     The key elements of the Company's growth strategy are:

     - Selectively Developing New Stores. The Company plans to open, expand and relocate video retail stores in locations where extensive store location studies indicate a substantial probability of success. Most of these locations will be within the Company's existing areas of geographic concentration.

     - Expanding the Company's Franchise System through Area Development Agreements and Acquisitions. The Company intends to continue to enter into area development agreements which contemplate the establishment of 20 or more stores within a given territory by a single developer. See
       "-- Franchising." The Company also intends to expand the geographic scope of its franchise system. The Company believes that it can grow its franchise system without significant additional capital expenditure and without significant general and administrative overhead.

     - Pursuing Acquisitions in Fragmented Industry. The Company believes that one of its most significant opportunities for growth over the next several years, subject to the availability of financing, will continue to be the acquisition of existing video retailers. The industry remains fragmented with approximately 27,000 video retailers in the United States, many of which operate one or two stores. Existing video retailers typically have an established customer base and favorable location. The criteria for acquisition candidates includes store location and demographics, profitability, store sales volume, store size and management personnel. In addition, the Company seeks acquisition candidates that have the potential to realize expense reductions and improved store management through integration into the Company's information and inventory management systems and marketing and advertising programs. The Company believes that there are a significant number of attractive acquisition candidates, including West Coast Video(R) franchisees, available in its selected markets.

     - Continuing to Acquire West Coast Franchisee Stores. The Company intends to pursue the acquisition of individual or small chains of video specialty stores within the West Coast Video(R) franchising system. As franchisor, the Company maintains a right of first refusal to purchase these stores and intends to selectively acquire these stores in the future at prices which it considers to be reasonable. Consistent with this strategy, in the years ended January 31, 1997 and 1998, the Company acquired 39 video retail stores located primarily in Massachusetts, Pennsylvania and New Jersey which had theretofore been owned and operated by franchisees.

OPERATIONS

     The Company's operating systems have been developed and tested over many years. Management believes that these systems will allow the Company to grow without incurring substantial incremental general and administrative expense. At January 31, 1998, the West Coast corporate staff included 82 professionals working in the following capacities:

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

     The Company develops an extensive quarterly marketing campaign several months in advance of its implementation period. The store managers' kits for these campaigns provide national and regional promotions and media flight schedules in a format that is designed to facilitate local store customization. The campaigns have earned a wide variety of national awards from the Video Software Dealers Association in the past six years, including "Best Overall Campaign," "Best Community Service" and "Best Special Media/Special Events." These campaigns have increased the familiarity of existing and potential customers with the Company and are also intended to increase customer rental and purchase transactions and frequency of visits.

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

     PURCHASING. The Company believes that the consistent selection of movies that appeal to the consumer is a significant feature of its operations. The Company's movie and electronic entertainment purchasers each have, on average, over eight years of industry experience. The rental entertainment purchasers use computerized purchasing models that analyze data in regard to the sales and rental performance of individual titles from the Company's stores on-line through the Company's Point of Sale ("POS") systems. The Company also publishes a proprietary monthly publication, "The Projector(TM)," for owned and operated stores and franchised stores that projects suggested purchase quantities on a title-by-title basis for stores of varying demographic profiles and rental volume levels. The Company believes its purchasing department has considerable specific expertise in evaluating, finding distribution sources for and purchasing independent, arthouse, foreign and other highly entertaining films that are frequently not noticed or are ignored by other video specialty chains.

     M.I.S./TELECOMMUNICATIONS. The Company utilizes POS software systems with continuous inventory and customer database and extensive management reporting capabilities. Nearly all of its franchisees utilize compatible POS software. In 1998 the Company intends to upgrade its POS system in an effort to make more detailed data available more quickly on a system-wide basis. In addition, the Management Information Systems department provides a broad range of services to management as well as to owned and operated stores and franchised stores. Such services include: management of various relational databases which aid in movie and interactive electronic entertainment products purchasing; store site evaluation and selection and customer profiling and targeting; on-line POS and other store and corporate software maintenance, service and repair; technical support for the installation of store computer hardware and software; maintenance of hardware support agreements; on-line verification of franchisee revenues for royalty audit purposes; Company and franchisee staff POS system training; and enhancement and upgrading of POS software.

     RETAIL OPERATIONS. The Company has developed comprehensive retail operations policy and procedure manuals to achieve standardization among its Company-owned stores, as well as its franchisees. In addition, the Company's retail operations group works directly with both corporate and franchisee stores to provide assistance on a broad range of operational issues including: competitive strategies; product pricing; revenue enhancement; expense management; risk management; loss prevention for security and safety systems; new site analysis and selection; remerchandising and renovation plans and analysis. The retail operations group provides training and orientation as well as ongoing training programs to corporate store personnel as well as franchisees. The retail operations group has also developed a detailed timetable and manual and provides direct assistance in the opening of Company owned and operated stores as well as new franchised stores, including obtaining permits/licenses, providing opening checklists and store configuration options, formulating construction guidelines, initiating vendor contacts, helping to manage and meet exterior signage specifications, wage and hiring guidelines, and developing professional service and vendor contacts.

DEVELOPMENT OF THE COMPANY

     West Coast Entertainment Corporation is a Delaware corporation established by Ralph W. Standley III and T. Kyle Standley in February 1995 (originally under the name RKT Acquisition Co.) for two purposes: (i) to combine four corporations (the "Predecessor Corporations") through which the Standley family had theretofore conducted their video store business and (ii) to acquire substantially all of the operating assets relating to franchise operations of West Coast Video Entertainment, Inc., an unrelated third party, and its four affiliated corporations. In July 1995 each of the four Predecessor Corporations, Giant Video Corporation ("GVC"), Nostalgia Ventures, Inc. ("NVI"), G.V. Management Corp. ("GVMC") and Videosmith (DE)

Incorporated ("VDI"), merged with and into the Company ("the Merger"). As a result of the Merger, the former stockholders of the four Predecessor Corporations became stockholders of the Company. Simultaneously, the Company, through its wholly-owned subsidiary West Coast Franchising Company, Inc., a Delaware corporation, acquired substantially all of the franchise-related operating assets of the West Coast Entertainment Incorporated Companies, which had previously conducted a video store franchising business under independent ownership in Philadelphia, Pennsylvania.

     The four Predecessor Corporations that were merged into the Company had previously conducted their respective operations under substantially common ownership. See Notes 1 and 11 to the Company's Consolidated Financial Statements. GVC, an Ohio corporation, was incorporated in 1989 and opened its first video specialty store in Dayton, Ohio in June 1989. In April 1993 all of the outstanding stock of NVI, an Ohio corporation with seven stores in the Greater Dayton area, was acquired by the controlling stockholders of GVC from unrelated third parties. In August 1994 the controlling stockholders of NVI, together with certain other investors, acquired from an unrelated third party through VS Acquisition Corp., a newly formed Delaware corporation ("VSAC"), all of the outstanding stock of VDI, the parent of Videosmith Incorporated, a Massachusetts corporation with 14 stores in Massachusetts. Shortly thereafter, VSAC merged with and into VDI. In May 1992 the controlling stockholders of GVC formed an Ohio corporation, GVMC, which provided management services to certain of the other corporations.

     The Company's growth since 1995 is described under "-- Prior Acquisitions" and "-- June, 1997 Acquisitions."

     On May 17, 1996, West Coast Entertainment Corporation completed an initial public offering which consisted of 5,400,000 shares of common stock at $13.00 per share (the "Offering"). The net proceeds of the Offering after deducting applicable issuance costs and expenses, were $60.8 million. The proceeds were used to fund certain of the acquisitions discussed below and to repay approximately $9.6 million in long-term debt.

ACQUISITIONS

PRIOR ACQUISITIONS

  May 1996 Acquisitions

     On May 17, 1996, the Company acquired 172 video specialty stores (the "May 1996 Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (20,000 shares) is to be paid in cash and stock, respectively) as of January 31, 1997 and 1998. These common shares to be issued have been considered outstanding as of January 31, 1997 and 1998 as their issuance is dependent only on the passage of time.

  Early Fall 1996 Acquisitions

     Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall 1996 Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash and $4.9 million in shares of common stock (519,000 shares). Approximately $0.5 million of acquisition costs was also paid. The shares (465,000) associated with one of these acquisitions were issued in the year ended January 31, 1998 in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issued was increased by the difference between the share price at issuance date and the formulaic common share price calculated as of the date of acquisition. Additionally, 92,000 shares associated with another Early Fall 1996 Acquisition are to be issued. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of January 31, 1997 and 1998 as their issuance is dependent only on the passage of time.

  Late Fall 1996 Acquisitions

     Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall 1996 Acquisitions"), including 19 stores owned by franchisees of the Company, for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash and $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs. Additionally, 243,000 and 25,000 shares were to be issued as of January 31, 1997 and 1998, respectively. These common shares to be issued have been considered outstanding as of January 31, 1997 and 1998 as their issuance is dependent only on the passage of time.

JUNE, 1997 ACQUISITIONS

     On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company, for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately $0.7 million of acquisition costs.

     STORES ACQUIRED. The following table briefly describes each of the acquisitions made during the year ended January 31, 1998:

                                        NUMBER OF OWNED                                            PURCHASE
SELLER(S)                             AND OPERATED STORES     LOCATION       ACQUISITION DATE      PRICE(2)
---------                             -------------------     --------       ----------------      --------
Reel Entertainment, Inc. ("Reel
  Entertainment #3")(1).............           1                 LA             March 1997        $   425,000
West Coast Video franchisees(1).....           6              NJ and MA     April and June 1997     3,283,761(3)
Choices Entertainment, Inc.
  ("Choices").......................           9            PA, NJ and DE        June 1997          2,483,836
Video King Enterprises, Inc. and
  certain affiliates ("Video
  King")............................          23              NY and PA          June 1997         11,475,007
Reel Entertainment, Inc. ("Reel
  Entertainment #4")................           1                 LA              June 1997            425,000
                                              --                                                  -----------
    Totals..........................          40                                                  $18,092,604
                                              ==                                                  ===========

---------------
(1) Acquisitions of one store in March 1997 and one store in April 1997 not included in June 1997 Acquisitions.

(2) Subject, in some cases, to subsequent post-closing adjustments based upon the amount by which each Seller's working capital, as defined, or cash available at closing, or the amount of certain prepaid rentals, insurance premiums and other prepaid expenses exceeded or was less than a specified amount.

(3) Excludes $316,350 paid, or to be paid, to the former owner and two former executive officers of West Coast Entertainment, Inc., West Coast Video Enterprises, Inc., West Coast Services, Inc., Premier Advertising, Inc. and Game Power Headquarters, Inc. (the "WCEI Companies") pursuant to the terms of the Company's acquisition of the franchise-related operating assets of the WCEI Companies in July 1995.

PUTS, CALLS OR COMMITMENTS ON ADDITIONAL STORES.

     The Company has entered into agreements with several area developers in which upon development of certain stores the developer has the option to "put" the stores to the Company. Moreover, such agreements further grant the Company the option to "call" these stores within specified time frames. These options extend for one to three year periods and become exercisable at various times from 1998 to 2002. As of January 31, 1998, the Company has such options on 51 stores, which are contingent on the stores meeting positive net operating cash flow. As of January 31, 1998, 14 of such stores were built and are operating. The purchase price for each store is determined based upon a multiple of store net operating cash flow for the twelve months preceding the acquisition. As of January 31, 1998, 2 out of 9 stores developed by one franchisee have generated positive net operating cash flow in the appropriate time period. The Company believes, however, that since the store development requirements have not been fulfilled, the Company is not required to accept the "put" option. The "put" and "call" options associated with the remaining 5 stores (developed by another franchisee) are not exercisable until the period beginning on September 1, 2001 and March 1, 2002, respectively.

STORE LOCATIONS

     The following table lists the number of stores owned and franchised by the Company in each state or foreign country at January 31, 1998.

                                                           NUMBER OF
                                                           OWNED AND           NUMBER OF        TOTAL
STATE OR FOREIGN COUNTRY                                OPERATED STORES    FRANCHISED STORES    STORES
------------------------                                ---------------    -----------------    ------
Pennsylvania..........................................         57                  72            129
New Jersey............................................         66                  55            121
Ohio..................................................         38                  10             48
Massachusetts.........................................         32                  14             46
New York..............................................         34                   4             38
Kentucky..............................................         15                   1             16
Louisiana.............................................          5                  11             16
Indiana...............................................         12                   1             13
Virginia..............................................         11                   1             12
Florida...............................................          5                   6             11
Maryland..............................................         --                  11             11
Illinois..............................................         --                   8              8
Arkansas..............................................          5                  --              5
Mississippi...........................................         --                   5              5
Canada................................................         --                   5              5
Delaware..............................................          1                   3              4
Oklahoma..............................................          3                  --              3
Texas.................................................          2                  --              2
Minnesota.............................................         --                   2              2
Connecticut...........................................         --                   2              2
Peru..................................................         --                   2              2
California............................................         --                   1              1
Maine.................................................         --                   1              1
Curacao...............................................         --                   1              1
New Hampshire.........................................         --                   1              1
                                                              ---                 ---            ---
  Total...............................................        286                 217            503
                                                              ===                 ===            ===

PRODUCTS AND PRICING

     The Company's primary source of revenue is the rental of videocassettes. The Company's stores feature between 7,000 and 17,000 videocassettes. At present, the Company's stores generally rent new release titles overnight, depending on the age and popularity of the title, while catalog titles rent for four to six nights. The Company regularly reviews and determines its rental prices for titles based on the length of time each title has been available on videocassette and the frequency of rentals for each title. Movie titles are classified into a variety of thematic categories, including certain categories which are custom tailored to local tastes and demographic profiles and are displayed alphabetically within those categories. The Company attempts to keep available within each store sufficient numbers of current popular titles, as well as a significant selection of catalog titles, to satisfy customer demand.

     The Company also offers videocassettes for sale. Generally, previously viewed videocassettes are sold beginning 6 to 12 weeks after a new title is released to video specialty stores depending on the popularity of the product. Sales of new videocassettes are generally priced at $10.99 to $20.99. As a result of improvements in the Company's videocassette sales merchandising and inventory management, the Company has substantially grown its per store sales of new (and, to a lesser extent, used) videocassettes.

     In addition to video rentals and sales, the Company also rents and sells video game products compatible with various game hardware platforms and personal computers. Media consultant and economist Wilkofsky Gruen Associates, Inc. ("Gruen Associates") has estimated that domestic interactive electronic entertainment software revenue will increase from approximately $5.7 billion in 1995 to approximately $8.8 billion in 2002. The Company expects per store rental revenue of interactive electronic entertainment products to increase because of an overall rise in the popularity of new hardware formats. As a result, the Company believes that its interactive electronics will experience significant growth in the next several years.

SUPPLIERS

     The Company purchases approximately 50% of its rental videocassette and video game products from Ingram Entertainment, Inc. ("Ingram"). The Company currently receives marketing funds and an advertising allowance from Ingram based upon a percentage of the Company's videocassette and video game purchases. Other major suppliers of products include Baker & Taylor and Star Video. The Company is contractually obligated to purchase from Ingram at least 50% of its annual requirements for products through August 19, 1998, the lesser of 30% of its annual requirements or $25 million through July 12, 2000 and the lesser of 25% of its annual requirements or $25 million through July 12, 2002. Ingram may terminate this contract at any time for any reason upon 90 days prior written notice. If the relationship with Ingram were terminated, the Company believes that it could readily obtain its required inventory of videocassettes and video games from alternative suppliers at prices and on terms comparable to those with Ingram.

FRANCHISING

     The Company's existing franchise agreements call for the Company to receive approximately 7% of each franchisee's monthly gross revenues, subject to stated monthly minimum royalties. Of this amount, the Company is required to devote an amount equal to 2% of such monthly gross revenues to direct and indirect advertising and marketing programs. The Company also receives a one-time fee upon execution of the franchise agreement. Franchisees are not required to purchase their initial inventory or supplies from the Company, although they sometimes do so. Thereafter, franchisees purchase virtually all of their movie and interactive game product from unaffiliated suppliers.

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

     Each franchise owner has sole responsibility for all operational decisions and financing commitments relating to the store, including monthly rent, utilities and payroll. Franchisees are required to indemnify the Company against claims arising from the franchisee's operations and to provide specified amounts of insurance coverage. The Company does not currently provide any form of credit enhancement for any of its franchisees' operations.

     The franchise agreement requires the Company's express written agreement to any transfer of a franchise or any sale of a controlling interest in a franchisee. The agreement also authorizes the Company at any time to inspect and monitor the franchisee's operations and audit its books and records. The Company is entitled to terminate a franchise for a material breach of the terms of the franchise agreement, subject to compliance with certain state laws regarding termination for cause, prior notice and similar matters. During the year ended January 31, 1998, the Company has terminated 24 franchise agreements and an additional 20 franchise agreements have expired.

     AREA DEVELOPMENT AGREEMENTS. The Company has developed and executed area development agreements which allow a franchisee the right to develop a significant number of stores within a specified time period in specific geographic locations. Further details about such agreements are contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

COMPETITION AND TECHNOLOGICAL OBSOLESCENCE

     The Company competes with all forms of entertainment and leisure activities including other local, regional and national video retail stores, including the Blockbuster Entertainment division of Viacom, Inc. ("Blockbuster"), and with other businesses offering prerecorded videocassettes. Some of the Company's competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. The Company believes that neither the Company nor any other domestic video specialty store chains, apart from Blockbuster, account for 3% or more of domestic industry-wide revenues.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service and convenience of store access. The Company does not believe that pricing is a competitive factor amongst video retailers, although it is a significant factor relative to competition with other forms of entertainment. In addition, as a result of direct competition with Blockbuster and a trend toward obtaining product via revenue sharing agreements, rental pricing of videocassettes and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company. The Company is currently negotiating to obtain similar copy depth via new revenue sharing agreements and other studio purchasing programs which it believes will more than compensate for financial effects of these programs by its competitors, however, there can be no assurance that such agreements will be consummated.

     The Company competes with several delivery systems including cable, satellite and pay-per-view cable television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Current pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite (DBS) receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are enabling cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day on demand. Select cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon published information, the Company believes these tests have been unsuccessful. The Company also believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studios' largest source of revenue. As a result, the Company believes movie studios will continue to make movie titles available to cable television or other distribution channels only after revenues have been derived from the sale of videocassettes to video stores.

     The Company also believes substantial technological advances will need to be developed in order to allow pay-per-view television to match the low price, viewing convenience and selection available through video rental and substantial capital expenditures will be necessary to implement these systems. In contrast, according to Adams Media Research, 78.8 million, or 82%, of all U.S. television households own a VCR. Currently the Company does not believe that these competitive technologies represent a near term competitive threat to its business. However, technological advances or changes in the manner in which movies are marketed, including the earlier release of movie titles to pay-per-view, including direct broadcast satellite, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company.

     Movies recorded on digital videodiscs ("DVD") were introduced in March of 1997, as a new product format with significant potential for the industry. Because of the ease of use and durability of DVD, it is anticipated that consumers will be receptive to the introduction of DVD as a new product format for viewing movies and other in home entertainment. Currently, the Company offers DVD for rental and sale in approximately 60 stores in primarily metropolitan markets. The Company expects to expand its DVD software availability to other markets once the installed base will support such an investment. In the near term, however, retail prices on DVD players are expected to remain high, and the option to allow recordability to DVD, at a consumer-level price point, is still several years away. In addition, only a fraction of the titles available on video are available on DVD, and new releases are typically available on videotape at an earlier date than on DVD. At this date DVD has not yet attained universal support from movie studios.

EMPLOYEES

     At January 31, 1998, the Company had 2,640 employees, including 2,558 in retail stores and the remainder in corporate administrative and warehousing operations. Of such employees, 1,117 were full-time and 1,523 were part-time. Staffing requirements for the Company's stores range from 6 to 12 employees, depending on size and location, and typically include one store manager and one or two assistant managers. Store managers report directly either to a Regional Vice President (of which the Company currently has ten) or, in regions with many stores, to a district manager who, in turn, reports to a Regional Vice President. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in this Annual Report on Form 10-K, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this Report that the following important factors, among others, could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations, as well as those factors set forth under the caption "Factors Affecting Future Results" in Item 7 below.

     The Company's rapid growth could strain the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster, having significantly greater financial and marketing resources, market share and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company's financial condition and results of operations. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variations in the acceptance of new release titles available for rental and sale, the extent of marketing and promotional programs, weather, special or unusual events and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in the future will perform as expected or that the prices paid for such stores will prove to be advantageous. The Company's growth will be constrained by limitations under the financing agreements.

ITEM 2.  PROPERTIES

     In January 1997, the Company moved into its new corporate headquarters, located at One Summit Square, Suite 200, Route 413 & Double Woods Road, Langhorne, Pennsylvania, which consists of approximately 17,000 square feet of office space. This facility is rented under a lease which expires in April 2002. The Company has one extension option for a five-year period and certain early termination rights.

     In August 1997, the company moved its distribution services to a new 32,000 square foot warehouse facility located at 180 Wheeler Court, Suite B, in Langhorne, Pennsylvania. This facility is rented under a lease that expires August, 2000 (excluding renewals and extensions).

     The Company also rents approximately 15,400 square feet of office space and warehouse space for its regional operations in Union, New Jersey; Boston, Massachusetts; Dayton, Ohio; and Southlake, Texas, under leases which typically run for five or ten years with options for renewal ranging from one to five years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS

     The executive officers and other key executives of the Company are as follows:

              NAME                 AGE                        POSITION
              ----                 ---                        --------
Ralph W. Standley, III...........  59    Chairman of the Board of Directors
T. Kyle Standley.................  34    President, Chief Executive Officer and Director
Richard G. Kelly.................  44    Chief Financial Officer
Donald Weiss.....................  56    Executive Vice President, Franchising
Jerry L. Misterman...............  51    Executive Vice President, Chief Accounting Officer
M. Trent Standley................  33    Vice President, Secretary and Director

     Ralph W. Standley III has served as the Chairman of the Board of the Company and its principal predecessors for the past five years. He also served as President of two such predecessors, NVI and VDI, and as Secretary of two other predecessors, GVI and GVMC, from the date of their inception or acquisition by the Company through July 1995. Ralph W. Standley III is the father of T. Kyle Standley and M. Trent Standley.

     T. Kyle Standley has served as the President and Chief Executive Officer and a Director of the Company and its predecessors since its inception in February 1995. Previously, he served as an executive officer of two of the Company's predecessors, GVC and GVMC, commencing in 1991. Mr. Standley was director of research at Colliers International Property Consultants from 1989 to 1991, and prior thereto was a financial analyst at Paine Webber Incorporated.

     Mr. Kelly joined the Company as Chief Financial Officer in July 1996. From January 1994 to June 1996, Mr. Kelly was a shareholder and served as a Director of Moore, Stephens, Reilly, PC and was a shareholder and Vice President of Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly served as Director of Gillis & Kelly, P.C., from 1990 to 1993, at which time the firm merged with Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly is a Certified Public Accountant whose responsibilities included direction of mergers and acquisitions as well as tax and audit related functions.

     Mr. Weiss has served as Executive Vice President, Franchising of the Company since September 1996. From May 1996 to August 1996, Mr. Weiss served as Vice President -- Franchise Development of the Company. From November of 1992 until April 1996, he served as Vice President -- Franchising Development of WCEI. From August 1991 to October 1992, Mr. Weiss served as Vice
President -- Franchising Development of West Coast Enterprises, Inc., and from March 1989 to July 1991, he served as Executive Director of Franchise Development of West Coast Enterprises, Inc.

     Mr. Misterman has served as Executive Vice President -- Finance of the Company since mid-July 1995 and as Chief Financial Officer of WC Franchise since the acquisition by WC Franchise of certain franchise-related operating assets in July 1995. Prior to July 1995, Mr. Misterman served as Chief Financial Officer of each of the WCEI Companies, of Sorbee International, a manufacturer of sugar-free candies, from March 1989, and of Medical Products Labs, a manufacturer and distributor of fluoride-related sugar-free dental products, from March 1990. Prior to 1990, Mr. Misterman's experience included serving as the Chief Financial Officer of the Seven-Up Bottling Group of Philadelphia Inc., Corporate Controller and Assistant Treasurer of Aydin Corporation, a manufacturer of electronic communications systems and equipment, and also as Chief Financial Officer of Providers Benefit Company, a manager and operator of several primary health care facilities and a finance company.

     M. Trent Standley has served as a Vice President, Secretary and a Director of the Company since May 1995. He also served as President of one of the Company's predecessors, GVI, from 1989 to 1995, as Vice President of two other predecessors, VDI from 1994 to 1995 and GVMC from 1992 to 1995, and as Secretary of a fourth predecessor, NVI, from 1993 to 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER'S MATTERS

     The Company's common stock is traded and quoted on the Nasdaq National Market under the symbol "WCEC". The following table shows the high and low sales prices of the common stock since the common stock began trading publicly on May 14, 1996, as reported through January 31, 1998, the end of the Company's most recent fiscal year. The price to the public in the Initial Public Offering was $13.00 per share.

                                                                  COMMON
                                                                STOCK PRICE
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
Quarter ended July 31, 1996 (from May 14, 1996).............  $13.50    $9.25
Quarter ended October 31, 1996..............................   11.50     7.63
Quarter ended January 31, 1997..............................   11.75     8.00
Quarter ended April 30, 1997................................    9.25     5.50
Quarter ended July 31, 1997.................................    6.00     3.25
Quarter ended October 31, 1997..............................    3.75     1.63
Quarter ended January 31, 1998..............................    2.31     1.00

     As of April 13, 1998, there were 180 holders of record and approximately 700 beneficial owners of the Company's common stock. On such date, approximately 7,541,101 shares were held by brokers, dealers and their nominees on behalf of the beneficial owners.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company expects to retain its earnings to finance the development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in future credit agreements and the operating and financial condition of the Company, among other factors. The Company's current bank credit facility contains a covenant prohibiting the payment of dividends without the lender's consent. There can be no assurance that the Company will ever pay dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not make any issuances of unregistered securities in the year ended January 31, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the years ended January 31, 1994, 1995, 1996, 1997, and 1998 was derived from the consolidated financial statements of the Company, formerly the combined companies of Giant Video Corporation, Nostalgia Ventures, Inc., Videosmith, Inc., and G.V. Management Corporation. Such financial statements were audited by Price Waterhouse LLP, independent certified public accountants. The Selected Financial Data set forth below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                           YEARS ENDED JANUARY 31,
                                               -----------------------------------------------
                                                1994     1995     1996       1997       1998
                                               ------   ------   -------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues...................................  $2,520   $6,503   $14,719   $ 73,293   $123,753
  Operating income (loss)....................     (44)     385     1,216      8,053        423
  Net income (loss) before extraordinary
     item....................................     (72)     204       334      3,710     (3,570)
  Net income (loss)..........................     (72)     204       334      3,466     (3,570)
  Net income (loss) before extraordinary item
     per common share -- basic and
     diluted(1)..............................  $(0.09)  $ 0.12   $  0.07   $   0.35   $  (0.26)
  Net income (loss) per common share -- basic
     and diluted(1)..........................  $(0.09)  $ 0.12   $  0.07   $   0.33   $  (0.26)
  Weighted average number of shares..........     843    1,693     4,756     10,554     13,817
OPERATING DATA:
  Increase (decrease) in same store
     revenues(2).............................    (6.1)%   14.2%      4.8%       5.3%       0.8%
  Store Data:
     Company-owned stores at end of period...      14       28        28        264        286
     Franchised stores at end of period......      --       --       304        267        217
                                               ------   ------   -------   --------   --------
          Total stores at end of period .....      14       28       332        531        503
BALANCE SHEET DATA:
  Cash and cash equivalents..................  $   12   $   45   $   611   $  1,311   $  2,604
  Videocassette rental inventory, net........     388    1,464     1,509     24,598     32,005
  Total assets...............................     770    3,631    16,515    159,964    187,236
  Long-term debt, less current portion.......     332      738     7,101     32,802     65,006
  Total liabilities..........................   1,338    3,266    15,972     52,829     83,555
  Equity (deficit)...........................    (568)     365       543    107,135    103,681

---------------
(1) Income (loss) per common share and income (loss) per common share data has been calculated in accordance with Statements of Financial Accounting Standards No. 128; see Note 2 to the Consolidated Financial Statements.
(2) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the corresponding period for the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has experienced rapid growth in revenue primarily as a result of acquiring video specialty store chains. It has also increased existing store revenues. After acquiring the Videosmith(R) chain in 1994, the Company owned and operated 28 stores in Ohio and Massachusetts. The acquisition of a total of 280 owned and operated stores during the years ended January 31, 1997 and 1998 significantly increased the Company's market penetration within New Jersey, New York, Pennsylvania, Ohio and certain other states and expanded the Company's operations to reach a total of 22 states.

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

     The franchise arrangement calls for the Company to receive franchise fee payments monthly in arrears from its franchised stores. The franchise fee payment due from most domestic franchisees is equal to 7% of the aggregate revenues from all of the franchisees' stores for the prior month, of which 2% of such aggregate revenues is required to be devoted to paying marketing and advertising costs.

     Merchandise and other sales are derived primarily from new videocassettes sold directly to customers, sales of supplies to franchisees, video game sales and the sale of confectionery and other movie-related merchandise.

     Expenses. Store operating expenses generally consist of expenses incurred at the store level, including amortization of videocassette and video game rental inventory ("rental inventory"), personnel expense, lease expense, utility expense and depreciation. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," Rental Inventory amortization expense has been removed from store operating expenses and discussed separately. Rental Inventory amortization expense is a substantial component of total expenses. The Company believes that its method of amortization results in an appropriate matching of amortization expense with the revenue received from the associated rental of such inventory.

     Cost of goods sold is a smaller component of total expenses consisting primarily of costs associated with purchasing videocassettes and video games to be sold directly to customers, supplies to be sold to franchisees, video games and confectionery items. Selling, general and administrative expenses are non-store level expenses and include general corporate expenses such as marketing and advertising, personnel, administration, legal and accounting. These functions are primarily performed at the Company's headquarters in Langhorne, Pennsylvania. Interest expense reflects the extent to which the Company borrows funds. Intangible assets are primarily comprised of franchise rights and goodwill. Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill is amortized over 20 years on a straight-line basis.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated statement of operations data and other data expressed as a percentage of total revenue and the number of stores open at the end of each period.

                                                              YEARS ENDED JANUARY 31,
                                                                       1997
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
STATEMENT OF OPERATIONS DATA:
  Revenues:
  Rental revenues...........................................   62.6%    80.1%    82.4%
  Merchandise and other sales...............................   15.6     13.4     15.6
  Franchise fees............................................   21.8      6.5      2.0
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
  Costs and expenses:
  Store operating expenses(1)...............................   42.2     43.5     46.3
  Cost of goods sold........................................    9.5      8.9     11.0
  Amortization of videocassette and video game rental
     Inventory(2)...........................................   13.6     15.4     21.0
  Selling, general and administrative.......................   25.2     16.7     12.2
  Amortization of intangible assets.........................    1.3      4.6      5.0
  Debt offering write-off...................................     --       --      4.2
                                                              -----    -----    -----
          Total costs and expenses..........................   91.8     89.1     99.7
                                                              -----    -----    -----
  Income from operations....................................    8.2     10.9      0.3
  Interest expense and other................................    4.1      1.5      4.0
                                                              -----    -----    -----
  Income (loss) before provision for income taxes and
     extraordinary Item.....................................    4.1      9.4     (3.7)
  Provision (benefit) for income taxes......................    2.0      4.4     (0.8)
                                                              -----    -----    -----
  Income (loss) before extraordinary item...................    2.1%     5.0%    (2.9)%
                                                              =====    =====    =====
OTHER DATA:
  Purchases of videocassette rental inventory...............   13.6%    25.2%    24.6%
STORE DATA:
  Increase in same store revenues(3)........................    4.8%     5.3%     0.8%
  Company-owned stores at end of period.....................     28      264      286
  Franchised stores at end of period........................    304      267      217
                                                              -----    -----    -----
  Total stores at end of period.............................    332      531      503
                                                              =====    =====    =====

---------------
(1) Exclusive of amortization of Rental Inventory.

(2) The Company's amortization policy for Rental Inventory is described in Note 2 to the Consolidated Financial Statements.

(3) The increase in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the for the prior year.

  Year ended January 31, 1998 compared to Year ended January 31, 1997

     Revenues. Revenues increased $50.4 million, or 68.8%, from $73.3 million for the year ended January 31, 1997 to $123.7 million for the year ended January 31, 1998. This change reflected an increase of $43.2 million in rental revenues, an increase of $9.5 million in merchandise sales and a decrease of $2.3 million in franchise fee revenue. The increases in rental and merchandise sales revenues are partially attributable to the 40 video specialty stores acquired in 1997 which were not included in revenue for the year ended January 31, 1997 but were included for part of the year ended January 31, 1998 (1 on March 21, 1997, 1 on

April 10, 1997, 37 on June 16, 1997 and 1 on June 24, 1997) and partially attributable to the timing of acquisitions of stores for the year ended January 31, 1997: 172 stores acquired on May 17, 1996 were included in revenues for only eight and one-half months in the year ended January 31, 1997, but for the full year ended January 31, 1998; 5 stores acquired on August 26, 1996 were included in revenues for only five months in the year ended January 31, 1997 but for all twelve months in the year ended January 31, 1998; 15 stores acquired between September 30 and October 1, 1997 were included in revenues for only four months in the year ended January 31, 1997, but for all 12 months of the year ended January 31,1998; and 45 stores acquired on November 15, 1996 were included in revenues for only two and one-half months in the year ended January 31, 1997, but for the full year ended January 31,1998. Three other store acquisitions complete the Company's acquisition of 280 stores since the Offering: 1 on October 25, 1996; 1 on December 1, 1996 and 1 on December 3, 1996. Revenues for these three stores were included for only three, two, and two months, respectively, for the year ended January 31, 1997, as compared to all twelve months of the year ended January 31,1998 The remaining increase is due to the increase in per store average revenues.

     Rental revenues increased $43.2 million, or 73.6%, from $58.7 million for the year ended January 31, 1997 to $101.9 million for the year ended January 31, 1998. This increase is primarily attributable to the revenues generated by the 40 video specialty stores acquired in the year ended January 31, 1998 and revenues from stores acquired during and owned for only a portion of the year ended January 31, 1997 but owned for the full year ended January 31, 1998 as described above. The remaining increase in rental revenues is due to an increase in rental revenues for stores owned by the Company for the full twelve months in both of the years ended January 31, 1998 and 1997.

     Merchandise and other sales increased $9.5 million, or 96.9%, from $9.8 million for the year ended January 31, 1997 to $19.3 million for the year ended January 31, 1998 primarily attributable to the merchandise sales contributed by the 40 video specialty stores purchased in the year ended January 31, 1998 and the merchandise sales from stores owned for only a portion of the year ended January 31, 1997 but for the full year ended January 31, 1998 as described above. In addition, the Company has expanded its inventory levels to increase sales of new movies.

     Franchise fee revenues decreased $2.3 million, or 47.9%, from $4.8 million for the year ended January 31, 1997 to $2.5 million for the year ended January 31, 1998. Approximately $0.7 million of this decrease is the net effect of the acquisition of 39 franchised stores among the total of 280 stores purchased by the Company since May 17, 1996. The remaining $1.6 million decrease is attributable to the closing or termination of franchised stores, many of which did not meet image and appearance criteria, a decline in the number of royalty payments received from franchisees due to a decline in their business and a decline in the number of franchisees who make required payments since January 31, 1997.

     As a result of the Company's acquisition activities and other developments described above the mix of revenue sources changed to approximately 82.4% rental, 15.6% merchandising and 2.0% franchising during the year ended January 31, 1998 from approximately 80.1%, 13.4%, and 6.5%, respectively, during the year ended January 31, 1997.

     Store Operating Expenses. Store operating expenses increased $25.4 million, or 79.6%, from $31.9 million for the year ended January 31, 1997 to $57.3 million for the year ended January 31, 1998. This $25.4 million increase in dollars is primarily related to the acquisition of new stores as described above. As a percentage of total revenues, store operating expenses increased 2.8 percentage points from 43.5% for the year ended January 31, 1997 to 46.3% for the year ended January 31, 1998. Except as discussed below this increase was caused by the decrease from the year ended January 31, 1997 to the year ended January 31, 1998 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. As a percentage of rental revenues and merchandise sales, store operating costs increased 0.7 percentage points from 46.6% for the year ended January 31, 1997 to 47.3% for the year ended January 31, 1998. This increase is primarily due to higher rent costs and payroll costs. Since the initial acquisition of 172 stores on May 17, 1996, most of the additional 108 stores acquired are located in larger metropolitan areas which generally have higher occupancy costs. Store salaries increased due to an increase in store man hours. In

September 1997, management implemented steps to begin to reverse this trend in man hours and during the fourth quarter ended January 31, 1998, store payroll costs were substantially less than management's goals.

     Cost of Goods Sold. Costs of goods sold increased $7.1 million, or 109.2%, from $6.5 million for the year ended January 31, 1997 to $13.6 million for the year ended January 31, 1998, primarily as a result of an increase in merchandising sales volume due to the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of merchandising sales, cost of goods sold increased by 4.2 percentage points from 66.3% for the year ended January 31, 1997 to 70.5% for the year ended January 31, 1998. This increase was primarily due to a change in sales mix caused by the acquisition of the 280 video specialty stores and the sale of more sell-thru titles which have a lower margin.

     Amortization of Videocassette and Video Game Rental Inventory.
Amortization of rental inventory increased $14.7 million, or 130.1%, from $11.3 million for the year ended January 31, 1997 to $26.0 million for the year ended January 31, 1998, primarily as a result of the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization increased 6.2 percentage points from 19.3% for the year ended January 31, 1997 to 25.5% for the year ended January 31, 1998. This is primarily due to the net effects of purchase accounting for acquired stores and by an $803,000 charge resulting from the adoption of the new method of amortization of rental inventory as described in Notes 2 and 3 to the Consolidated Financial Statements.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2.9 million, or 23.8%, from $12.2 million for the year ended January 31, 1997 to $15.1 million for the year ended January 31, 1998. The increase is primarily related to an increase in Corporate personnel hired in anticipation of the Proposed Private Placement (see Note 16 to the Consolidated Financial Statements) and related acquisitions. Because of the indefinite delay in the Company's Proposed Private Placement of debt securities and related acquisitions, the Company has sharply reduced its general and administrative costs from the levels reached in contemplation of expansion. The effects of these changes were partially reflected in the financial results of the fourth quarter of the year ended January 31, 1998 and should be fully realized in future financial results. As a percentage of total revenues, however, general and administrative expenses decreased 4.5 percentage points from 16.7% for the year ended January 31, 1997 to 12.2% for the year ended January 31, 1998 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchising has higher associated general and administrative costs than rental revenues and merchandise sales.

     Amortization of Intangible Assets. Intangible amortization expense increased $2.8 million, or 82.4%, from $3.4 million for the year ended January 31, 1997 to $6.2 million for the year ended January 31, 1998. As a percentage of total revenues, intangible amortization increased 0.4 percentage points from 4.6% for the year ended January 31, 1997 to 5.0% for the year ended January 31, 1998. These increases are entirely related to amortization of goodwill associated with the acquisition of 280 video specialty stores since May 17, 1996.

     Debt Offering Write-Off. A debt offering write-off of $5.1 million was incurred for the year ended January 31, 1998. The entire $5.1 million represents expense associated with the Proposed Private Placement and related acquisitions due to the Company's decision to indefinitely delay such offering. A debt offering write-off was not incurred for the year ended January 31, 1997.

     Interest Expense and Other. Net interest expense and other increased $3.9 million, or 354.5%, from $1.1 million for the year ended January 31, 1997 to $5.0 million for the year ended January 31, 1998. Interest expense comprises almost all this net amount. As a percentage of total revenues, interest expense increased 2.2 percentage points from 1.8% for the year ended January 31, 1997 to 4.0% for the year ended January 31, 1998. The increase is substantially attributable to additional interest expense incurred in connection with borrowings related to the acquisitions.

     Extraordinary Item. For the year ended January 31, 1998 no extraordinary items were incurred. For the year ended January 31, 1997 the Company incurred an extraordinary item of $0.4 million ($0.2 million net of taxes) in conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt. The Company was required by terms of the debt agreement to pay a prepayment penalty of $0.4 million upon completion of the Offering.

     Net Income (Loss). As a result of the foregoing, net income decreased $7.1 million, from $3.5 million of net income for the year ended January 31, 1997 to a $3.6 million net loss for the year ended January 31, 1998. Carving out the one-time charge of $5.1 million resulting from the Debt Offering Write-Off and adjusting for the $0.8 million charge resulting from a change in method of amortization of the video rental inventory (see Note 2 to the Consolidated Financial Statements), the loss for the year would have been eliminated.

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

     Merchandise and other sales increased $7.5 million, or 326.1%, from $2.3 million for the year ended January 31, 1996 to $9.8 million for the year ended January 31, 1997, primarily due to $6.7 million of merchandise and other sales contributed by the 240 video specialty stores purchased since May 17, 1996. Of the difference, $0.6 million relates to the franchise business whose merchandise and other sales only contributed approximately 6.5 months of revenues in the year ended January 31, 1996 as compared to all 12 months in the year ended January 31, 1997. The remaining increase in merchandise and other sales of $0.2 million is due to same store sales increases for the original 28 stores.

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

     Store Operating Expenses. Store operating expenses increased $25.7 million, or 414.5%, from $6.2 million for the year ended January 31, 1996 to $31.9 million for the year ended January 31, 1997. As a percentage of total revenues, store operating expenses increased 1.3 percentage points from 42.2% for the year ended January 31, 1996 to 43.5% for the year ended January 31, 1997. This increase was caused primarily by the decrease from 1996 to 1997 in the relative significance of the Company's franchise operations (as measured by the decrease in franchise revenues as a percentage of total revenues), since the franchise business involves virtually no store operating expenses. However, as a percentage of rental revenues and merchandise and other sales, store operating costs decreased 7.3 percentage points from 53.9% for the year ended January 31, 1996 to

46.6% for the year ended January 31, 1997. This decrease reflects lower operating costs as a percentage of revenue for the 240 video specialty stores purchased since May 17, 1996.

     Cost of Goods Sold. Cost of goods sold increased $5.1 million, or 364.3%, from $1.4 million for the year ended January 31, 1996 to $6.5 million for the year ended January 31, 1997, primarily as a result of an increase in sales volume of merchandise and other sales due to the acquisition of the franchise business on July 12, 1995 and the acquisition of the 240 video specialty stores since May 17, 1996. As a percentage of merchandise and other sales, cost of goods sold increased by 5.4 percentage points from 60.9% for the year ended January 31, 1996 to 66.3% for the year ended January 31, 1997. This was primarily due to a change in sales mix.

     Amortization of Videocassette and Video Game Rental
Inventory. Amortization of rental inventory increased by $9.3 million, or 465.0%, from $2.0 million for the year ended January 31, 1996 to $11.3 million for the year ended January 31, 1997, primarily as a result of the acquisition of the 240 video specialty stores since May 17, 1996. As a percentage of rental revenues this amortization decreased 2.4 percentage points from 21.7% for the year ended January 31, 1996 to 19.3% for the year ended January 31, 1997. This is primarily due to the effects of purchase accounting in conjunction with the 240 video specialty stores acquired since May 17, 1996 as explained in Note 3 to the Consolidated Financial Statements.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $8.5 million, or 229.7%, from $3.7 million for the year ended January 31, 1996 to $12.2 million for the year ended January 31, 1997. The increase is primarily related to the additional personnel and non-store operating costs which were absorbed from the acquisitions of the 240 video specialty stores and the franchise business. As a percentage of total revenues, however, selling, general and administrative expenses decreased 8.5 percentage points from 25.2% for the year ending January 31, 1996 to 16.7% for the year ending January 31, 1997 reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores, as well as a change in the mix of rental revenues, merchandise and other sales and franchise fees. In addition, franchise fees have higher selling, general and administrative costs than rental revenues and merchandise and other sales.

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

     Interest Expense and Other. Net interest expense and other increased $0.5 million, or 83.3%, from $0.6 million for the year ended January 31, 1996 to $1.1 million for the year ended January 31, 1997. Interest expense comprises almost all of this net amount. However, as a percentage of total revenues, interest expense and other decreased 2.6 percentage points from 4.1% for the year ended January 31, 1996 to 1.5% for the year ended January 31, 1997. The increase in dollars is substantially attributable to additional interest expense incurred in connection with the acquisition of the franchise business and the acquisitions of video specialty stores.

     Extraordinary Item. For the year ended January 31, 1997, the Company incurred an extraordinary item of $0.4 million ($0.2 million net of taxes) because, in conjunction with the early extinguishment of a portion of the previously outstanding subordinated debt, the Company was required by terms of the debt agreement to pay a prepayment penalty of $0.4 million upon completion of the Initial Public Offering. No extraordinary items were incurred during the year ended January 31, 1996.

     Net Income. As a result of the foregoing, net income increased $3.2 million, or 1066.7% for the year ended January 31, 1997 from $0.3 million for the year ended January 31, 1996 to $3.5 million for the year ended January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended January 31, 1998, the Company had net cash provided by operating activities of $26.7 million, net cash used in investing activities of $57.1 million (consisting primarily of cash used to purchase videocassette rental inventory of $30.4 million, and $19.3 million of net cash paid for the acquisitions of new video specialty stores acquired in such year) and net cash provided by financing activities of $31.6 million (consisting primarily of $32.2 million of net borrowings from the Credit Facility, as described in Note 7 to the Consolidated Financial Statements), resulting in a net increase in cash and cash equivalents of $1.3 million.

     During the current fiscal year, the Company has financed its operations, capital expenditures and acquisitions primarily through available operating cash and borrowings under the Credit Facility described in Note 7 to the Consolidated Financial Statements.

     The Company's decision to prepare for, then indefinitely delay its Proposed Private Placement of debt securities (Note 16 to the Consolidated Financial Statements) greatly affected the Company's financial results in the nine months ended October 31, 1997. Immediately following its decision to postpone, the Company instituted cost-cutting measures, which included downsizing its general and administrative costs from the levels reached in contemplation of the proposed acquisitions and the Proposed Private Placement. The effects of these cost cutting measures were only partially reflected in the financial results of the fourth quarter of the year ended January 31, 1998 and should be fully realized in the year ending January 31, 1999. While there can be no assurance, the Company expects these modifications to be sufficient to cause its current operating cash flow to support its current operations and growth plans over the next year.

     In the future, the Company may seek debt refinancing, additional debt financing or equity capital through additional private or public offerings of securities. The availability of debt refinancing, additional debt financing or equity capital will depend upon prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. The number of shares of common stock, if any, to be issued to sellers in connection with future acquisitions will also be affected by such factors, since the number will be determined in accordance with a formula based on trading prices of the common stock.

     On January 16, 1998, the Company entered into an interest-rate agreement in order to manage its exposure to interest-rate fluctuations associated with the Amended Facility. See Notes 2 and 7 to the Consolidated Financial Statements.

     Capital Commitments and Contingencies. The remaining aggregate costs of upgrading the Company's management information systems are expected to be approximately $1.8 million over the next 12-18 months.

     Subject to the availability of sufficient funds under the Credit Facility, the Company's capital expenditure plan provides for continuing to convert the stores acquired in various prior acquisitions to West Coast Video(R) signage and format and installing certain West Coast Video(R) layout and features at a rate of up to 50 stores per year at an estimated cost of $32,000 per store; the Company also has immediate plans to relocate and open up to 50 stores. Build-out costs for new stores are expected to range from $325,000 to $375,000 per store and build-out costs for relocated stores are expected to range from $175,000 to $225,000 per store.

     Under certain cross-purchase and area development agreements, the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners elect to put) all of the assets of up to 51 stores operated or to be operated by such owners at specified times between 1998 and 2002. In conjunction with such agreements, the Company is subject to puts during the next 12 months; however, there can be no assurance that the puts will be exercised. The purchase prices will be equal to specified multiples of the stores' net operating cash flow; the purchase prices of 24 such stores will be payable in cash or in shares of common stock, at the Company's election.

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

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

     The Company's results of operations are generally affected by economic trends in its market area but results to date have not been impacted by inflation or wage increases.

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

     The video retail industry is highly competitive. The Company competes with other video specialty stores, including stores operated by regional and national chains, as well as other businesses, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, that offer videocassettes and interactive electronic entertainment products. Many of the Company's stores compete with stores operated by Blockbuster, the dominant video specialty retailer in the United States. Blockbuster and certain of the Company's other competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, direct broadcast satellite television, live theater, sporting events, family entertainment centers and Internet-related activities. The Company's failure to compete effectively would have a material adverse effect on its financial condition and results of operations. See "Item 1 -- Competition."

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

     On January 31, 1998, the Company had 118 franchisees operating 217 franchised stores. No assurance can be given that the Company will operate its franchise operations at profitable levels or continue to market and sell new franchises. In addition, no assurance can be given that desirable locations and acceptable leases can be obtained for new franchisees. The Company monitors franchisees' revenue reporting and compliance with ongoing obligations on the basis of monthly revenue and ordered inventory reports. The Company's standard franchise agreement generally also grants the Company the right to inspect the franchised store and the right to audit the books and records of franchisees at any time. No assurance can be given, however, that all franchisees will operate their stores in accordance with the Company's operating guidelines and in compliance with all material provisions of the franchise agreement, and the failure of franchisees to so operate their stores could have a material adverse effect on the Company's business. The Company has recently experienced a significant reduction and slowdown in franchise fee receipts.

     The Company's recent rapid growth challenges the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. The success of the Company's growth strategy is dependent upon its ability to achieve cost savings in connection with acquisitions and otherwise successfully integrate acquired operations into the Company's management information, telecommunications, management, marketing, finance and accounting, entertainment purchasing, distribution, retail operations and merchandising systems. There can be no assurance, however, that the Company will be able to achieve such savings or successfully integrate acquired operations into its existing operations. There can be no assurance that such acquisitions will not have a material adverse effect upon the Company's operating results while the operations of the acquired businesses are being integrated into the Company's. Once integrated, acquired operations may not achieve levels of revenues or profitability comparable to those achieved by the Company's existing operations or otherwise perform as expected. Future expansion will require the Company's existing management personnel to, among other things, identify and analyze new markets and new site locations; locate and negotiate with numerous potential acquires; consummate acquisitions; negotiate acceptable real estate leases and related agreements for existing stores and for stores to be acquired or opened and develop cost-effective transition plans for acquired stores; hire, train and assimilate store managers and other store personnel; and address the other specific risks described in more detail below.

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

     The Company intends to finance any future acquisitions, as well as new store openings, primarily from borrowings under the Credit Facility, from the net proceeds from the sale of other debt or equity securities, and from cash from operations. Acquisitions may also be made by issuing common stock or other Company securities to the sellers. At present, the Credit Facility contains substantial limitations on growth. See Note 7 to the Consolidated Financial Statements. Issuing common stock to sellers is not practical at present in light of current market prices. There can be no assurance that the Company will at some future date be able to sell debt or equity securities on reasonable terms. Continued inability to raise sufficient cash and issue sufficient stock could inhibit implementation of the Company's long-term growth strategy.

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

     The amount of borrowings available under the Company's Credit Facility may decrease during the year ending January 31, 1999 if the Company does not attain certain debt-to-operating cash flow ratios (as defined); see Note 7 to the Consolidated Financial Statements.

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

     The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company intends to upgrade its POS systems over the next 12-18 months in an effort to make more detailed data available on a system wide basis in a timely manner at a cost of approximately $1.8 million. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions to the new POS system, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated Financial Statements of West Coast Entertainment Corporation, listed in the index appearing under Item 14(a)(1) and (2) are filed as part of the Annual Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of West Coast Entertainment Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of West Coast Entertainment Corporation (the "Company"), formerly the combined companies of Giant Video Corporation, Nostalgia Ventures, Inc., Videosmith, Inc., and G.V. Management Corporation, at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the consolidated financial statements, effective August 1, 1997, the Company changed its method of accounting for the amortization of its videocassette rental inventory.

PRICE WATERHOUSE LLP

/s/ PRICE WATERHOUSE LLP

April 2, 1998
Boston, Massachusetts

                      WEST COAST ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        JANUARY 31,
                                                              --------------------------------
                                                                  1997               1998
                                                              -------------      -------------
                                                              (IN THOUSANDS, EXCEPT PAR VALUE)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,311           $  2,604
  Accounts receivable and other receivables (net of
     allowance for doubtful accounts of $233 and $123 at
     January 31, 1997 and 1998, respectively)...............       1,899              1,629
  Merchandise inventories...................................       6,333              8,216
  Income taxes receivable...................................          --                441
  Deferred tax asset (Note 8)...............................         160                820
  Market development funds and co-op receivable.............       1,138              2,124
  Receivable from officers (Note 9).........................         141                341
  Prepaid expenses and other current assets.................         908                652
                                                                --------           --------
          Total current assets..............................      11,890             16,827
Videocassette rental inventory, net (Note 3)................      24,598             32,005
Furnishings, equipment and leasehold improvements, net (Note
  4)........................................................      11,285             18,953
Intangible assets (net of accumulated amortization of $3,764
  and $10,003 at January 31, 1997 and 1998, respectively)...     109,193            117,047
  Other assets (Note 5).....................................       2,998              2,404
                                                                --------           --------
          Total assets......................................    $159,964           $187,236
                                                                ========           ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 7)................    $     19           $      8
  Accounts payable..........................................      12,941             11,719
  Accrued expenses (Note 6).................................       4,647              4,926
  Income taxes payable......................................       1,555                 --
                                                                --------           --------
          Total current liabilities.........................      19,162             16,653
Long-term debt (Note 7).....................................      32,802             65,006
Deferred tax liability (Note 8).............................         566              1,741
Other long-term liabilities.................................         299                155
                                                                --------           --------
          Total liabilities.................................      52,829             83,555
Commitments and contingencies (Notes 14 and 15).............          --                 --
Stockholders' equity:
  Common stock ($0.01 par value; 13,770 shares at January
     31, 1997, of which 12,988 shares were outstanding and
     782 shares were to be issued and 13,843 shares as of
     January 31, 1998, of which 13,706 shares were
     outstanding and 137 shares were to be issued (Note
     11)....................................................         138                138
  Preferred stock ($0.01 par value, 2,000 shares authorized,
     no shares issued) (Note 13)............................          --                 --
  Additional paid-in capital................................     103,947            104,063
  Accumulated surplus/(deficit).............................       3,050               (520)
                                                                --------           --------
          Total stockholders' equity........................     107,135            103,681
                                                                --------           --------
          Total liabilities and stockholders' equity........    $159,964           $187,236
                                                                ========           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED JANUARY 31,
                                                              ---------------------------------------
                                                                 1996          1997          1998
                                                              ----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rental revenue............................................   $ 9,209       $58,728       $101,934
  Merchandise sales.........................................     2,299         9,795         19,312
  Franchise fees............................................     3,211         4,770          2,507
                                                               -------       -------       --------
                                                                14,719        73,293        123,753
                                                               -------       -------       --------
Costs and expenses:
  Store operating expenses..................................     6,234        31,912         57,346
  Cost of goods sold........................................     1,384         6,527         13,596
  Amortization of videocassette and video game rental
     inventory (Note 3) ....................................     1,972        11,265         25,959
  Selling, general and administrative.......................     3,659        12,116         15,065
  Amortization of intangible assets.........................       254         3,420          6,239
  Debt offering write-off (Note 16).........................        --            --          5,125
                                                               -------       -------       --------
                                                                13,503        65,240        123,330
                                                               -------       -------       --------
Income from operations......................................     1,216         8,053            423
Interest expense............................................       640         1,294          4,927
Other expense (income)......................................        --          (178)           128
                                                               -------       -------       --------
Income (loss) before provision (benefit) for income taxes
  and extraordinary item....................................       576         6,937         (4,632)
Provision (benefit) for income taxes........................       242         3,227         (1,062)
                                                               -------       -------       --------
Income (loss) before extraordinary item.....................       334         3,710         (3,570)
Extraordinary item (net of income tax benefit of $156)......        --           244             --
                                                               -------       -------       --------
Net income (loss)...........................................   $   334       $ 3,466       $ (3,570)
                                                               -------       -------       --------
Income per common share data:
  Income (loss) before extraordinary item -- basic and
     diluted................................................   $   .07       $   .35       $   (.26)
  Extraordinary item (net of tax) -- basic and diluted......        --          (.02)            --
                                                               -------       -------       --------
  Net income (loss) -- basic and diluted....................   $   .07       $   .33       $   (.26)
                                                               -------       -------       --------
Weighted average number of shares outstanding...............     4,756        10,554         13,817
                                                               =======       =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED JANUARY 31,
                                                             --------------------------------
                                                              1996        1997         1998
                                                             -------    ---------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)........................................  $   334    $   3,466    $ (3,570)
  Adjustments to reconcile net income (loss) to cash flows
     provided by operating activities:
     Amortization of debt financing costs..................       --          128         224
     Amortization of videocassette rental inventory........    1,972       11,265      25,959
     Depreciation and amortization of furnishings,
       equipment and leasehold improvements................      359          898       2,471
     Amortization of intangible assets.....................      254        3,420       6,239
     Deferred taxes........................................     (121)         686         456
     Changes in assets and liabilities:
     Accounts receivable...................................     (262)        (294)        270
     Merchandise inventories...............................       64       (2,992)     (1,447)
     Prepaid expenses and other assets.....................   (3,522)      (2,597)       (792)
     Accounts payable......................................      115        5,415      (1,222)
     Accrued expenses and other liabilities................    3,575         (757)        135
     Income taxes..........................................      363          795      (1,996)
                                                             -------    ---------    --------
     Net cash provided by operating activities.............    3,131       19,433      26,727
                                                             -------    ---------    --------
  Cash flows related to investing activities:
     Acquisition of businesses, net of cash acquired ......   (3,453)     (80,453)    (19,301)
     Purchases of property and equipment...................      (95)      (3,141)     (7,306)
     Purchases of videocassette rental inventory...........   (2,002)     (18,469)    (30,449)
                                                             -------    ---------    --------
       Net cash used in investing activities...............   (5,550)    (102,063)    (57,056)
                                                             -------    ---------    --------
  Cash flows related to financing activities:
     Proceeds from long-term debt..........................    5,565       33,600      32,200
     Repayments of long-term debt..........................   (2,352)     (10,200)         (7)
     Repayments from advances from stockholders............       (5)          --          --
     Proceeds from issuance of common stock................       --       60,832         116
     Change in other assets related to debt financing
       costs...............................................       --         (902)       (687)
     Shareholder distributions.............................     (223)          --          --
                                                             -------    ---------    --------
  Net cash provided by financing activities................    2,985       83,330      31,622
                                                             -------    ---------    --------
  Net increase in cash and cash equivalents................      566          700       1,293
                                                             -------    ---------    --------
  Cash and cash equivalents, beginning of period...........       45          611       1,311
                                                             -------    ---------    --------
  Cash and cash equivalents, end of period.................  $   611    $   1,311    $  2,604
                                                             =======    =========    ========
  Supplemental cash flow data:
     Interest paid.........................................  $   332    $   1,339    $  4,619
                                                             =======    =========    ========
     Income taxes paid.....................................       --    $   1,746    $    749
                                                             =======    =========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               TOTAL
                                                COMMON STOCK       ADDITIONAL   ACCUMULATED    STOCK-
                                             -------------------    PAID-IN       SURPLUS     HOLDERS'
                                               SHARES     AMOUNT    CAPITAL      (DEFICIT)     EQUITY
                                             ----------   ------   ----------   -----------   --------
                                                           (IN THOUSANDS, EXCEPT SHARES)
Balance at January 31, 1995................   7,272,801    $ 73     $    819      $  (527)    $    365
Shares issued -- West Coast Entertainment
  Corporation..............................   6,727,200      67           --           --           67
Net income.................................          --      --           --          334          334
S Corporation distribution.................          --      --           --         (223)        (223)
                                             ----------    ----     --------      -------     --------
Balance at January 31, 1996................  14,000,001     140          819         (416)         543
May 14, 1996 0.340-1 reverse stock split...  (9,243,713)    (92)          92           --            0
Shares issued -- public offering...........   5,400,000      54       60,778           --       60,832
Shares issued or to be issued -- 1996
  acquisitions.............................   3,614,174      36       42,258           --       42,294
Net income.................................          --      --           --        3,466        3,466
                                             ----------    ----     --------      -------     --------
Balance at January, 31 1997................  13,770,462     138      103,947        3,050      107,135
Shares issued -- Employee Stock Purchase
  Plan.....................................      36,567      --          116           --          116
Shares issued -- 1996 acquisitions.........      36,077      --           --           --           --
Net (loss).................................          --      --           --       (3,570)      (3,570)
                                             ----------    ----     --------      -------     --------
Balance at January 31, 1998................  13,843,106    $138     $104,063      $  (520)    $103,681
                                             ==========    ====     ========      =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND BUSINESS

     West Coast Entertainment Corporation (the "Company") was incorporated in the State of Delaware in February 1995 for the purpose of conducting business as an owner and operator as well as a franchisor of videocassette rental stores. Upon incorporation, 10,000 shares were issued to the Company's then existing shareholders. On July 12, 1995, in connection with an anticipated initial public offering, Giant Video, Inc., G.V. Management Corporation, Nostalgia Ventures, Inc. and Videosmith, Inc. were merged into the Company (the "Merger"). These four entities were individually formed or acquired over the past several years and were under substantial common ownership and common day-to-day management prior to the merger. In accordance with the plan of merger, the Company declared a 672.72-for-1 stock split with respect to its 10,000 shares issued and outstanding and issued and exchanged 7,272,801 shares of its common stock for all of the outstanding common stock of the above four entities. In addition, the stockholders of the above four entities owned all of the Company's shares of common stock outstanding (14,000,001) prior to the Offering. The financial statements of the above four entities have been combined and included in the accompanying consolidated financial statements from the date of the respective entity's acquisition or inception, at its historical cost, determined as of such date. The par value and number of shares outstanding have been retroactively adjusted to appropriately reflect the merger transaction as well as the fact that the entities were acquired or formed at various times during the past several years.

     As of January 31, 1997, the Company owned and operated 264 video rental stores and was a franchisor of a chain of 267 video stores. As of January 31, 1998, the Company owned and operated 286 video rental stores and 217 franchised stores.

     On May 17, 1996, West Coast Entertainment Corporation completed an initial public offering which consisted of 5,400,000 shares of common stock at $13.00 per share (the "Offering"). The net proceeds of the Offering after deducting applicable issuance costs and expenses, were $60.8 million. The proceeds were used to fund certain of the acquisitions discussed in Note 11 and to repay approximately $9.6 million in long-term debt.

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

  Reclassification

     Certain prior year balances have been reclassified to conform with current year classifications.

                      WEST COAST ENTERTAINMENT CORPORATION

  Concentration of Credit Risk

     Financial instruments which may subject the Company to concentration of credit risk at January 31, 1998 and 1997 consist primarily of franchise receivables. The Company obtains franchise-related revenues from an initial fee and ongoing fees and royalties based on a percentage of franchisees' gross revenue, as reported monthly by the franchisees to the Company. No assurance can be given that the Franchisees will continue to operate at levels sufficient to remit amounts due under these arrangements.

  Business Risk

     The Company competes with pay-per-view cable and satellite television systems ("Pay-Per-View"), in which cable television subscribers pay a fee to see a movie or other programs selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and programs and are generally available only to limited households. Recently developed technologies have allowed rapid transmission of a larger number of movies to a broader base of homes. Ultimately, further improvements in these technologies or the development of other similar technologies could lead to a broader selection of movies to consumers on demand, which could have a material adverse effect on the Company's financial condition and results of operations.

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and notes payable meeting the definition of a financial instrument approximate fair value at January 31, 1997 and 1998.

  Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents. At January 31, 1997 and 1998, the Company did not hold any cash equivalents.

  Merchandise Inventory

     Merchandise inventory, consisting primarily of videocassettes and video games, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Videocassette Rental Inventory

     Prior to August 1, 1997, videocassette rental inventory, which includes video games, was stated at cost and was amortized over its estimated economic life with no provision for salvage value. Videocassettes that were considered base stock (the first three copies of a title in a particular store) were amortized over 36 months on a straight-line basis. New release videocassettes were amortized as follows: the first through third copies of each title per store were amortized as base stock and the fourth and succeeding copies of each title per store were amortized over nine months on a straight-line basis. The unamortized cost, if any, of videocassette rental inventory that was sold is charged to operations at the time of the sale.

     Effective August 1, 1997, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method videocassette rental inventory base stock is amortized over its economic life of 36 months, to its estimated salvage value of $6. New release base stock, less the $6 salvage value, is amortized 50% in the first six months, then amortized on a straight-line basis to the $6 salvage value over the remaining 30 months. All copies of new release videocassette rental inventory in excess of three copies per store are amortized on a straight-line basis during the first nine months to $10, and the balance is

                      WEST COAST ENTERTAINMENT CORPORATION
amortized on a straight-line basis over the remaining 27 months to the $6 salvage value. The unamortized cost, if any, of videocassette rental inventory that was sold is charged to operations at the time of the sale.

     The new method of amortization was adopted because the Company believes accelerated expense recognition for new release videocassettes during the first six months more closely matches the typically higher revenue generated following a title's release, and believes $6 represents a reasonable salvage value for all tapes after 36 months.

     The new method of amortization has been applied to videocassette rental inventory that was held in inventory at August 1, 1997. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded an $803,000 pre-tax charge to operating expense in the quarter ended October 31, 1997 and the year ended January 31, 1998.

  Intangible Assets

     Intangible assets, net of accumulated amortization, are primarily comprised of goodwill ($110,843,000 and $102,369,000 at January 31, 1998 and 1997,
respectively) and franchise rights ($5,926,000 and $6,526,000 at January 31, 1998 and 1997, respectively). Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight line basis over 20 years. Total amortization expense related to intangible assets was $254,000, $3,420,000 and $6,239,000 for the years ended January 31, 1996, 1997 and 1998, respectively. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of", effective February 1, 1996. The carrying value of long-lived assets, including goodwill and franchise rights, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the undiscounted expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the asset and their estimated fair value. The Company has determined that there has been no impairment to any long lived assets as of January 31, 1997 and 1998.

  Furnishings, Equipment and Leasehold Improvements

     Furnishings, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives (3 to 10 years) of furnishings and equipment and, for leasehold improvements, over the lesser of the estimated useful lives or lease terms (primarily 5 to 10 years). Repair and maintenance costs are expensed as incurred.

  Deferred Rent

     Most of the Company's operating leases have lease terms which contain fixed increases of the minimum lease rates. In accordance with SFAS No. 13, "Accounting for Leases," the Company recognizes rental expense for these leases on a straight-line basis and records the difference between the amount actually paid and the amount charged to expense as deferred rent.

  Income Taxes

     Income taxes for financial reporting purposes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary

                      WEST COAST ENTERTAINMENT CORPORATION
differences between the carrying amounts and the tax bases of the Company's assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

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

  Franchising Costs

     Direct costs relating to franchise sales for which revenue has not been recognized are deferred until the related revenue is recognized. Such amounts were not material at January 31, 1997 and 1998.

  Advertising

     Advertising costs are recorded net of any cooperative and market development fund reimbursements due from suppliers and are expensed as incurred.

  Earnings Per Share

     In February 1997, Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earning per share. SFAS 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares for the 1997 computation of diluted earnings per share were considered immaterial. Potentially dilutive common shares are excluded from the diluted earnings per share calculation at January 31, 1996 and 1998 because the effect would be anti-dilutive. All prior year earnings per share in this report have been recalculated to reflect the provisions of SFAS No. 128.

     All per share amounts and number of shares have been restated to reflect the 0.340-for-1 reverse stock split.

  Accounting for Stock Based Compensation

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. The

                      WEST COAST ENTERTAINMENT CORPORATION

Company has elected to adopt SFAS 123 on a disclosure basis only (Note 12). Accordingly, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or statement of operations.

  Interest Rate Swap

     The Company has entered into interest-rate swap agreements in order to manage its exposure to interest-rate fluctuations. The swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest-rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. In the unlikely event that a counterparty fails to meet the terms of an interest-rate swap agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate nonperformance by any of the counterparties. Net interest differentials to be paid or received related to interest-rate swap agreements are accrued and ultimately recognized as an adjustment to interest expense over the life of the agreements. The fair values of interest-rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

3.  VIDEOCASSETTE RENTAL INVENTORY

     Videocassette rental inventory and related amortization are as follows (in thousands):

                                                             JANUARY 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Videocassette rental inventory.........................  $ 35,891    $ 69,257
Accumulated amortization...............................   (11,293)    (37,252)
                                                         --------    --------
                                                         $ 24,598    $ 32,005
                                                         ========    ========

     Amortization expense related to videocassette rental inventory totaled $1,972,000, $11,265,000 and $25,959,000 for the years ended January 31, 1996,
1997 and 1998, respectively. Videocassette inventory amortization expense was increased by $803,000 for the year ended January 31, 1998 as a result of the change in amortization method as described in Note 2. Videocassette inventory amortization expense resulting from the allocation of purchase price to videocassette rental tapes of the acquired entities is based on current replacement cost for bulk purchases of used tapes. As discussed in Note 2, base stock is assigned a three-year amortizable life which serves to extend the remaining economic useful lives of videocassette rental tapes acquired. Replacement cost for bulk purchases of used tapes is significantly less than the cost of new tape purchases. As a result, future amortization relating to these tapes, on a per tape basis, will be significantly less than the amortization relating to new tape purchases. The favorable effects resulting from purchase accounting will diminish with the passage of time and will not extend beyond the three-year period subsequent to acquisition which is the period over which these tapes will be amortized.

     Also, as discussed in Note 2, effective August 1, 1997, new release videocassettes in excess of 3 copies are amortized on a straight-line basis during the first nine months to $10, and the balance is amortized on a straight-line basis over the remaining 27 months to the $6 salvage value. To the extent the acquired tapes have book values lower than newly purchased tapes, sales of the acquired tapes should result in higher operating income than sales of new tape purchases.

                      WEST COAST ENTERTAINMENT CORPORATION

4.  FURNISHINGS, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furnishings, equipment and leasehold improvements comprise the following (in thousands):

                                                             JANUARY 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Furniture and fixtures.................................  $  6,851    $ 14,790
Computer equipment and vehicles........................     1,608       2,978
Leasehold improvements.................................     4,634       5,464
                                                         --------    --------
                                                           13,093      23,232
Accumulated depreciation and amortization..............    (1,808)     (4,279)
                                                         --------    --------
                                                         $ 11,285    $ 18,953
                                                         ========    ========

     Depreciation and amortization totaled $359,000, $898,000 and $2,471,000 for the years ended January 31, 1996, 1997 and 1998, respectively.

5.  NON-CURRENT OTHER ASSETS

     Non-current other assets are comprised of the following (in thousands):

                                                             JANUARY 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Deferred expenses relating to the Offering and pending
  acquisitions.........................................  $  1,095    $     --
Store lease and utility deposits.......................       999       1,117
Deferred loan origination fees.........................       774       1,237
Other..................................................       130          50
                                                         --------    --------
                                                         $  2,998    $  2,404
                                                         ========    ========

6.  ACCRUED EXPENSES

     Accrued expenses is comprised of the following (in thousands):

                                                             JANUARY 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Accrued wages and taxes................................  $    988    $  1,097
Sales taxes............................................       598         998
Deferred rent..........................................       518         949
Accrued professional fees..............................       990         382
Purchase price liabilities.............................       707         430
Other..................................................       846       1,070
                                                         --------    --------
                                                         $  4,647    $  4,926
                                                         ========    ========

                      WEST COAST ENTERTAINMENT CORPORATION

7.  LONG-TERM DEBT

     Long-term debt is comprised of the following (in thousands):

                                                             JANUARY 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Revolving credit facility..............................  $ 32,800    $ 65,000
Various notes payable due in monthly installments with
  interest rates varying from prime plus 2% to prime
  plus 4%..............................................        21          14
                                                         --------    --------
                                                           32,821      65,014
Less: current portion..................................       (19)         (8)
                                                         --------    --------
                                                         $ 32,802    $ 65,006
                                                         ========    ========

     In connection with the Offering in May 1996, the Company prepaid the remaining balance of the debt that was outstanding on January 31, 1996. On March 5, 1996, the Company entered into an $800,000, 12% secured note payable. The balance of this note was also prepaid with proceeds from the Offering, as mandated by terms of the note. A penalty of $400,000 ($244,000 net of income tax benefit) was assessed at the time of prepayment in accordance with the provisions of the note. For the year ended January 31, 1997 the amount was classified as an extraordinary item due to the early extinguishment of debt.

     In conjunction with the 11% subordinated secured notes payable outstanding as of January 31, 1996, the Company issued a detachable warrant entitling the holder to purchase 192,308 shares of the Company's common stock at $9.10 per share. The warrant became exercisable as of the date of the Offering and expires on July 12, 2000. The Company has determined that the value of the warrant was insignificant at the date of issuance.

     On May 17, 1996, the Company obtained a $60,000,000 Credit Facility (the "Credit Facility") from a bank, which consists of a 17 month revolving credit facility followed by a three-year term loan. In association with the borrowing, the Company paid a fee of $700,000 on May 17, 1996 which has been recorded in other long-term assets and will be amortized over the term of the Credit Facility. Borrowings under the Credit Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing. The Credit Facility was increased to $65,000,000 by an amendment dated August 5, 1996. The amendment generated additional fees of $202,000, which will be amortized over the term of the amended Credit Facility. As of January 31, 1997, the Company had $32,800,000 outstanding under the Credit Facility. The interest rate for the Credit Facility ranged from 7.75% to 8.0% at January 31, 1997.

     On December 15, 1997 the Company signed an amendment increasing the Facility to $70,000,000 with current commitments from the participating banks for $65,000,000 (the "Amended Facility"). The Amended Facility has a three year term ending December 14, 2000 with two one year options to extend the term to December 14, 2002. If the Company attains certain total debt to operating cash flow ratios, as defined, the commitment reduces quarterly commencing June 15, 1999 and continuing through the end of the term. If such total debt to operating cash flow ratios are not attained, the quarterly commitment reductions start on December 15, 1998 whereby a $3 million reduction occurs for the year ended January 31, 1999. Any amounts in excess of the commitments, as it may be reduced from time to time, must be repaid.

     Borrowings under the Amended Facility are limited to a multiple of operating cash flow, as defined, over the previous four quarters. At January 31, 1998, this multiple was 4.30 times operating cash flow, and reduces over the next three fiscal quarters to a low of 3.25 times operating cash flow on October 31, 1998 and thereafter. Interest rates vary from either the Bank's base rate, as defined, to 1.5% above such base rate, or from the Eurodollar rate, as defined, to 5.0% above such Eurodollar rate. On January 14, 1998, the Company entered into an interest rate swap agreement with the bank for $30,000,000 of the Amended Facility. As of

                      WEST COAST ENTERTAINMENT CORPORATION

January 31, 1998, the bank estimates that it would have received $74,000 to terminate the agreements. The interest rate swap agreement is for a three year period ending on January 16, 2001 and fixes the Eurodollar rate to 5.62%. The Company's weighted average borrowing rate under the Amended Facility, which was effective November 1, 1997, was 9.01% for the three months ended January 31, 1998. Additionally, the Amended Facility provides for a commitment fee payable quarterly, computed at up to 0.5% of the unused portion of the available Amended Facility during the previous quarter.

     The Credit and Amended Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries and provides for certain restrictive covenants including, among others, compliance with certain financial tests and ratios and dividend restrictions. As of January 31, 1998, the Company had $65,000,000 outstanding under the Amended Facility.

     Principal due on long-term debt for each of the years following January 31, 1998 is as follows (in thousands):

                  YEARS ENDED JANUARY 31,
                  -----------------------
1999........................................................  $     8
2000........................................................    5,006
2001........................................................   60,000
                                                              -------
                                                              $65,014
                                                              =======

8.  INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

                                                    YEARS ENDED JANUARY 31,
                                                   --------------------------
                                                   1996      1997      1998
                                                   -----    ------    -------
Current:
  Federal .......................................  $ 176    $1,760    $  (817)
  State..........................................    187       781        211
                                                   -----    ------    -------
                                                     363     2,541       (606)
                                                   -----    ------    -------
Deferred:
  Federal........................................   (112)      584        (44)
  State..........................................     (9)      102       (412)
                                                   -----    ------    -------
                                                    (121)      686       (456)
                                                   -----    ------    -------
Tax provision....................................  $ 242    $3,227    $(1,062)
                                                   =====    ======    =======

                      WEST COAST ENTERTAINMENT CORPORATION

     Deferred income taxes reflect the net tax effects of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                              JANUARY 31,
                                                            ----------------
                                                            1997      1998
                                                            -----    -------
Deferred tax assets:
  Recognized built-in loss carryforward...................  $ 225    $   207
  Allowance for doubtful accounts.........................     74         41
  Expense accruals........................................    292        578
  Federal and State NOL carryforward......................     --        966
                                                            -----    -------
                                                            $ 591    $ 1,792
                                                            -----    -------
Deferred tax liabilities:
  Intangible amortization.................................   (231)    (1,872)
  Videocassette rental inventory amortization.............   (631)       (45)
  Furnishings, equipment and leasehold improvement
     depreciation ........................................   (135)      (796)
                                                            -----    -------
                                                             (997)    (2,713)
                                                            -----    -------
Net deferred tax liability................................  $(406)   $  (921)
                                                            =====    =======

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

     In the year ended January 31, 1997, management has reassessed the potential to fully realize deferred tax assets related to the Videosmith deductible temporary differences discussed above. Given the generation of sufficient taxable income over the past two years and completion of the Offering on May 17, 1996, management believes the Videosmith deferred tax assets relating to built-in losses will be fully realized. The resulting reduction in valuation allowance related to these deferred tax assets was recorded as an adjustment of acquired Videosmith fixed assets ($353,000) and videocassette rental inventory ($134,000) as of January 31, 1997.

                      WEST COAST ENTERTAINMENT CORPORATION

     A reconciliation between the provision for income taxes and the amount determined by applying the U.S. federal statutory rate to income before income taxes is as follows (in thousands):

                                                             YEARS ENDED JANUARY 31,
                                                            -------------------------
                                                            1996     1997      1998
                                                            ----    ------    -------
Income tax at statutory rate of 34%.......................  $196    $2,354    $(1,575)
  State tax expense, net of federal benefit...............    58       583       (133)
  Amount not subject to federal income tax due to S
     Corporation status...................................   (33)       --         --
  Change in valuation allowance...........................    47       (76)        --
  Nondeductible intangible amortization...................    11       359        593
  Deferred tax asset due to conversion to C Corporation
     status...............................................   (72)       --         --
  Reserve for contingency.................................    22        --         --
  Other...................................................    13         7         53
                                                            ----    ------    -------
                                                            $242    $3,227    $(1,062)
                                                            ====    ======    =======

9.  RELATED PARTY TRANSACTIONS

     At January 31, 1998 and 1997, the Company has recorded amounts receivable from certain officers. The amounts recorded are $341,000 and $141,000 at January 31, 1998 and 1997, respectively. Interest has been accrued at a rate of 10% on these receivables for the year ended January 31, 1998.

10. LEASE COMMITMENTS

     The Company leases its facilities under operating leases extending until 2007. Minimum future rental payments under these leases as of January 31, 1998 are as follows (in thousands):

                  YEARS ENDED JANUARY 31,
                  -----------------------
1999.......................................................  $17,098
2000.......................................................   13,986
2001.......................................................   10,122
2002.......................................................    7,357
2003.......................................................    5,079
Thereafter.................................................    7,390
                                                             -------
Future minimum payments....................................  $61,032
                                                             =======

     Rent expense totaled approximately $1,947,000, $11,130,000 and $19,060,710 for the years ended January 31, 1996, 1997 and 1998, respectively.

11.  ACQUISITIONS

     All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

  Videosmith, Inc.

     On August 4, 1994, V.S. Acquisition Corporation acquired 100% of the outstanding stock of Xtra-vision Corporation and its wholly owned subsidiary, Videosmith, Inc. The purchase price of $2,042,000 was paid in

                      WEST COAST ENTERTAINMENT CORPORATION
cash. V.S. Acquisition Corporation, Xtra-vision Corporation and Videosmith Inc., merged on September 20, 1994 to form Videosmith Inc.

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

     The cost of the Acquired Businesses was approximately $8.7 million comprising cash of $4 million, a $2 million second subordinated secured convertible note payable, a $2 million second subordinated note payable, a $500,000 non-interest bearing note, and acquisition costs of $200,000. In addition, in connection with the acquisition, the Company entered into an arrangement to pay the former owner and certain key executives of the Acquired Businesses a fee in the event that the Company purchases the assets or stock of any Franchisee of the Acquired Businesses. Such fees amounted to $2.3 million and $0.3 million for acquisitions made during the fiscal years ending January 31, 1997, and 1998, respectively.

  May 1996 Acquisitions

     On May 17, 1996, the Company acquired 172 video specialty stores (the "May 1996 Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (20,000 shares) is to be paid in cash and stock, respectively) as of January 31, 1997 and 1998. These common shares to be issued have been considered outstanding as of January 31, 1997 and 1998 as their issuance is dependent only on the passage of time.

  Early Fall 1996 Acquisitions

     Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall 1996 Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash and $4.9 million in shares of common stock (519,000 shares). Approximately $0.5 million of acquisition costs was also paid. The shares (465,000) associated with one of these acquisitions were issued in the year ended January 31, 1998 in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issued was increased by the difference between the share price at issuance date and the formulaic common share price calculated as of the date of acquisition. Additionally, 92,000 shares associated with another Early Fall 1996 Acquisition are to be issued. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of January 31, 1997 and 1998 as their issuance is dependent only on the passage of time.

  Late Fall 1996 Acquisitions

     Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall 1996 Acquisitions"), including 19 stores owned by franchisees of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash and $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs. Additionally, 243,000 and 25,000 shares were to be issued as of January 31, 1997 and 1998, respectively. These common

                      WEST COAST ENTERTAINMENT CORPORATION
shares to be issued have been considered outstanding as of January 31, 1997 and 1998 as their issuance is dependent only on the passage of time.

  June, 1997 Acquisitions

     On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June, 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately $0.7 million of acquisition costs.

     The allocation of the purchase price associated with the above acquisitions and two additional stores acquired on March 21, 1997 and April 10, 1997, respectively, is summarized as follows for each of the years ended January 31, 1996, 1997 and 1998 (in thousands):

                                                                 JANUARY 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        ------    --------    -------
Working Capital.......................................  $1,075    $ (3,326)   $   439
Videocassette rental inventory........................      --      16,019      2,917
Furnishings, equipment, and leasehold improvements....     200       7,915      2,833
Intangible assets.....................................   7,421     105,323     13,146
Other.................................................      86        (756)        --
                                                        ------    --------    -------
                                                        $8,782    $125,175    $19,335
                                                        ======    ========    =======

     The excess of the cost over the fair value of the assets acquired of $119.5 million for the two years ended January 31, 1998, inclusive of certain adjustments totaling $1.0 million recorded during the year ended January 31, 1998, will be amortized over 20 years on a straight line basis.

     The following unaudited pro forma information presents the results of operations as though (i) the May 1996 Acquisitions, the Early Fall 1996 Acquisitions, Late Fall 1996 Acquisitions and June, 1997 Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, (iii) the repayment of all previously existing outstanding debt had occurred as of the beginning of the periods reported, and (iv) the borrowings under the Credit Facility had occurred as of the beginning of the periods presented.

     The following unaudited pro forma net income (loss) per share for the years ended January 31, 1997 and 1998 was calculated by dividing the respective unaudited pro forma net income (loss) by the pro forma weighted average number of shares of common stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Offering, (ii) issuance of shares in connection with the May 1996, Early Fall 1996 and Late Fall 1996 Acquisitions,
(iii) repayment of outstanding debt at the date of the Offering, and (v) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income (loss) per share was 13,999,000 and 13,843,000 for the years ended January 31, 1997 and 1998, respectively.

                      WEST COAST ENTERTAINMENT CORPORATION

                                                                      UNAUDITED
                                                                      PRO FORMA
                                                               YEARS ENDED JANUARY 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Pro forma revenues..........................................   $131,378       $130,044
Pro forma net income (loss) before extraordinary item.......   $  7,933       $ (3,219)
Extraordinary item (net of income tax benefit)..............   $    244       $     --
Pro forma net income (loss).................................   $  7,689       $ (3,219)
Pro forma income (loss) per share before extraordinary item
  basic and diluted.........................................   $    .57       $   (.23)
Extraordinary item -- basic and diluted.....................   $   (.02)      $     --
Pro forma net income (loss) per share basic and diluted.....   $    .55       $   (.23)

12.  STOCKHOLDERS' EQUITY

  Stock Compensation Plan:

     Equity Incentive Plan: The Company's Equity Incentive Plan was adopted by the Board of Directors and approved by the Stockholders in July 1995 and as amended in April 1997 (the "Equity Plan"). The Equity Plan enables the Company to grant options to purchase common stock to officers, employees, employee directors of and consultants to the Company. The Plan authorizes the issuance of up to 850,000 shares. The options granted are unvested at the date of grant, and become fully vested five years subsequent to the date of grant. The fixed exercise price associated with the shares subject to option is the fair value of the Company's stock at the date of grant. The options expire ten years after the date of grant. During the year ended January 31, 1997, 73,137 options were granted. As of January 31, 1998, 8,137 options are outstanding. No options have been exercised for the years ended January 31, 1997 and 1998.

     Director Stock Option Plan: The Company's Director Stock Option Plan (the "Director Option Plan") enables the Company to grant options to purchase common stock to outside directors of the Company. The Plan authorizes the issuance of up to 50,000 shares. The options are unvested at the time of grant, and vest over a three-year period, provided the optionholder continues to serve as a director of the Company, and will expire ten years from the date of grant. The fixed exercise price associated with the shares subject to option is the fair value of the Company's stock at the date of grant. Commensurate with the Offering, the Company granted an option to purchase 3,000 shares of common stock to three non-employee directors. Each non-employee director is eligible to receive at the discretion of the Company a subsequent grant of an option for 1,000 shares on the date of each Annual Meeting of Stockholders, at which such director is reelected as a director of the Company, beginning with the Annual Meeting for the year ended January 31, 1998. As of January 31, 1998, 6,000 options are outstanding. No options have been exercised for the years ended January 31, 1997 and 1998.

                      WEST COAST ENTERTAINMENT CORPORATION

     Common shares subject to option under these plans are as follows:

                                                          YEARS ENDED JANUARY 31,
                                                 ------------------------------------------
                                                        1997                   1998
                                                 -------------------    -------------------
                                                            AVERAGE                AVERAGE
                                                            EXERCISE               EXERCISE
                                                 OPTIONS     PRICE      OPTIONS     PRICE
                                                 -------    --------    -------    --------
Outstanding at February 1 .....................      --          --     82,137      $11.06
Granted........................................  82,137      $11.06         --          --
Exercised......................................      --          --         --          --
Terminated/Canceled............................      --          --     68,000       12.85
                                                 ------      ------     ------      ------
Options outstanding at January 31..............  82,137      $11.06     14,137      $10.54
                                                 ======                 ======
Options exercisable at January 31..............      --          --         --          --
                                                 ======                 ======

     The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for the outstanding stock option awards. As discussed in Note 2, the Company adopted the disclosure requirements of SFAS No. 123 during fiscal 1997. The pro forma information below is presented as if the Company had adopted the recognition provisions of SFAS 123.

                                                                YEARS ENDED JANUARY 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Weighted average fair value of options granted -- calculated
  using the Black-Scholes option-pricing model..............  $       4.63    $       4.63
Range of exercise price per share...........................  $8.75-$13.00    $8.75-$13.00
Pro Forma:
  Net income (loss) (in thousands)..........................  $      3,431    $     (3,601)
  Earnings (loss) per share, basic and diluted..............  $        .33    $       (.26)
Assumptions:
  Weighted average dividend yield...........................            --              --
  Weighted average volatility...............................           35%             35%
  Weighted average risk free interest rate..................         6.58%           6.58%
  Weighted average expected life (years)....................             5               5

     Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 125,000 shares of common stock to participating employees through a series of semiannual offerings. Offering periods will commence on each November 1, beginning November 1, 1996, and May 1 and terminate on the following April 30 and October 31, respectively. The maximum number of shares available in each offering is 25,000 shares. Eligible employees may direct 1%-10% of their total compensation in a Plan period to the Plan, at a price equal to 85% of the lower of the closing price of the common stock on the first business day of the plan or the last business day of the plan. As of January 31, 1997 and 1998, the Company had issued 0 and 36,567 shares, respectively, related to the Plan.

13.  PREFERRED STOCK

     The Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 2,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and

                      WEST COAST ENTERTAINMENT CORPORATION
sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has not issued any shares of preferred stock as of January 31, 1997 or 1998.

14.  COMMITMENTS

  Purchase Commitments

     On July 12, 1995, with an Amendment on August 20, 1997, the Company entered into a contract with a supplier of video rental products that requires the Company to purchase, at a discount, its requirements for such products over the ensuing seven year period as follows:

July 12, 1995-August 19, 1998........  50% of annual requirements
August 20, 1998-July 12, 2000........  Lesser of 30% of annual requirements or $25 million
July 13, 2000-July 12, 2002..........  Lesser of 25% of annual requirements or $25 million

  Acquisition Commitments

     The Company has entered into agreements with several area developers in which upon development of certain stores the developer has the option to "put" the stores to the Company. Moreover, such agreements further grant the Company the option to "call" these stores within specified time frames. These options extend for one to three year periods and become exercisable at various times from 1998 to 2002. As of January 31, 1998, the Company has such options on 51 stores, which are contingent on the stores meeting positive net operating cash flow. As of January 31, 1998, 14 of such stores were built and operating. The purchase price for each store is determined based upon a multiple of store net operating cash flow for the twelve months preceding the acquisition. As of January 31, 1998, 2 out of 9 stores developed by one franchisee have generated positive net operating cash flow in the appropriate time period. The Company believes, however, that since the store development requirements have not been fulfilled, the Company is not required to accept the "put" option. The "put" and "call" options associated with the remaining 5 stores (developed by another franchisee) are not exercisable until the period beginning on September 1, 2001 and March 1, 2002, respectively.

15.  LITIGATION

     The Company is involved in litigation that is incidental to the operation of its business. The Company believes that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

16.  DEBT OFFERING WRITE-OFF

     On July 1, 1997 the Company's private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company wrote off $5.1 million in costs during the year ended January 31, 1998 that were incurred in connection with the Proposed Private Placement and related acquisitions.

                      WEST COAST ENTERTAINMENT CORPORATION

17.  QUARTERLY FINANCIAL DATA

     Quarterly financial information is as follows

                                                           QUARTER ENDED
                                              ----------------------------------------
                                               APRIL      JULY      OCTOBER    JANUARY
                                              -------    -------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended January 31, 1998
Total revenues..............................  $27,392    $29,465    $30,027    $36,869
Income (loss) from operations...............    1,696     (4,736)      (977)     4,440
Net income (loss)...........................      535     (4,082)    (1,637)     1,614
Net income (loss) per share -- basic and
  diluted...................................      .04       (.30)      (.12)       .12

Year ended January 31, 1997
Total revenues..............................    4,722     17,677     19,964     30,930
Income from operations......................      451      2,276      1,110      4,216
Net income before extraordinary item........      101      1,183        531      1,895
Net income..................................      101        939        531      1,895
Net income per share before extraordinary
  item -- basic and diluted.................      .02        .11        .04        .14
Net income per share basic and diluted......      .02        .09        .04        .14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Holders and Management" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" and "Certain Transactions" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference. The information under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Holders and Management" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         (1) Financial Statements

        Report of Independent Accountants...........................  26
        Consolidated Balance Sheet at January 31, 1998 and 1997.....  27
        Consolidated Statement of Operations for the fiscal years
          ended January 31, 1998, 1997 and 1996.....................  28
        Consolidated Statement of Cash Flows for the fiscal years
          ended January 31, 1998, 1997 and 1996.....................  29
        Consolidated Statement of Stockholders' Equity for the
          fiscal years ended January 31, 1998, 1997 and 1996........  30
        Notes to the Consolidated Financial Statements..............  31

        (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B) EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   *3.1    Certificate of Incorporation
   *3.2    First Amendment of Certificate of Incorporation
   *3.3    Second Amendment of Certificate of Incorporation
   *3.4    Certificate of Correction Filed to Correct a Certain Error
           in the Second Certificate of Amendment of Certificate of
           Incorporation
   *3.5    Form of Third Certificate of Amendment of Certificate of
           Incorporation
   *3.6    Restated By-Laws
   *3.7    Amendment to Restated By-Laws
   *4.1    Specimen certificate for shares of the Registrant's Common
           Stock
  *10.1    Shareholders Agreement dated July 12, 1995 among T. Kyle
           Standley, Ralph W. Standley, III, M. Trent Standley, the
           Ralph W. Standley, III Irrevocable Trust dated May 18, 1995 and certain investors in the Registrant named therein
  *10.2    Warrant to Purchase Shares of Common Stock issued July 12,
           1995 by the Registrant to Resource Holdings, Inc.
  *10.3    Registration Rights Agreement dated July 12, 1995 between
           the Registrant and Resource Holdings Inc.
  *10.4    Stockholders Voting Agreement dated July 12, 1995 among
           Resource Holdings, Inc., T. Kyle Standley, Ralph W.
           Standley, III and M. Trent Standley
  *10.5    Customer Group Purchasing Contract dated as of July 12, 1995 between the Registrant together with its subsidiaries, and
           Ingram Entertainment, Inc., and the first amendment thereto dated as of March 1, 1996
  *10.6    Asset Purchase Agreement dated May 26, 1995 by and among
           BSMS Acquisition Co., Inc. (now West Coast Franchising
           Company), certain of its affiliates and West Coast Video
           Enterprises, Inc. and certain of its affiliates
  *10.7    Letter Agreement dated July 12, 1995 regarding the payment of a fee to West Coast Video Enterprises, Inc., West Coast
           Entertainment, Inc., West Coast Services, Inc., Game Power
           Headquarters, Inc., Premier Advertising, Inc., Jules Gardner
           and Kenneth Graffeo upon the purchase by West Coast
           Franchising Company of Existing Franchises
  *10.8    Non-Competition Agreement dated July 12, 1995 between the
           Registrant and Elliot Stone
  *10.9    Development Agreement dated February 17, 1995 by and between
           Jorge Del Pino Woll and the Registrant, as assignee of West
           Coast Entertainment, Inc.
  *10.10   Registration Rights Agreement dated May 1, 1996 by and
           between the Registrant and the Purchasers named therein
 **10.11   Cross-Purchase Agreement dated August 23, 1996 between the
           Registrant and Charles Johnson with respect to additional
           stores.
***10.12   Area Development Agreement dated October 1, 1996 between
           West Coast Franchising Company and Reel Entertainment, Inc.
***10.13   Retail Store Option Agreement dated October 1, 1996 between the Registrant and Reel Entertainment, Inc.
   10.14   Area Development Agreement dated November 15, 1996 by and
           between West Coast Franchising Company and H.B. Associates
           L.L.C.
   10.15   Retail Store Option Agreement dated November 15, 1996 by and between the Registrant and H.B. Associates L.L.C.
 +*10.16   1995 Equity Incentive Plan, as amended
 +*10.17   1995 Director Stock Option Plan, as amended
 +*10.18   1995 Employee Stock Purchase Plan, as amended

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  *10.19   Form of Standard Franchise Agreement, pursuant to which
           certain existing franchisees of the Registrant (excluding
           those franchisees of Palmer West Coast Corporation)
           currently operate
  *10.20   Form of Standard Franchise Agreement pursuant to which
           certain franchisees of the Registrant currently operate and to be executed between the Registrant and future franchisees
  *10.21   Form of Standard Franchise Agreement pursuant to which
           existing franchisees of Palmer Corporation currently operate
   10.22   Lease Agreement dated as of November 1996 by and among the
           Registrant and Summit Square Investors, L.P.
   10.23   Agreement dated as of October 17, 1997 by and between Baker
           & Taylor Inc. and the Registrant
   10.24   Consignment Agreement dated as of October 17, 1997 by and
           between Baker & Taylor Inc. and the Registrant
   10.25   Letter Agreement dated July 12, 1995 by and between Ingram
           Entertainment Inc. and the Registrant, as amended on March
           1, 1996 and August 26, 1997
 +*10.29   Form of Employment Agreement for Regional Vice Presidents
   10.30   Credit Agreement among West Coast Entertainment Corporation,
           Videosmith, Incorporated, Palmer West Coast Corporation,
           Palmer Video Corporation, Palmer Investment Corporation,
           Casablanca Distributing Corporation, RKT Merger Co.,
           Showtime, Inc., Video Giant Inc., Video King of Broome
           County, Inc., King Video Enterprises, Inc., West Coast
           Financing Corporation, West Coast Licensing Corporation, and
           West Coast Franchising Company as Borrowers, the Several
           Lenders from time to time Parties hereto and PNC Bank,
           National Association, as Agent, dated as of December 15,
           1997, relating to a $65,000,000 Credit Facility.
   10.31   Pledge Agreement, dated as of December 15, 1997, made by
           West Coast Entertainment Corporation in favor of PNC Bank,
           National Association, as Agent for the banks and other
           financial institutions parties to the Credit Agreement.
   10.32   Pledge Agreement, dated as of December 15, 1997, made by
           Palmer West Coast Corporation in favor of PNC Bank, National
           Association, as Agent for the banks and other financial
           institutions parties to the Credit Agreement.
   10.33   Pledge Agreement, dated as of December 15, 1997, made by
           West Coast Franchising Company in favor of PNC Bank,
           National Association, as Agent for the banks and other
           financial institutions parties to the Credit Agreement.
   10.34   Pledge Agreement, dated as of December 15, 1997, made by
           Palmer Video Corporation in favor of PNC Bank, National
           Association, as Agent for the banks and other financial
           institutions parties to the Credit Agreement.
   10.35   Security Agreement among West Coast Entertainment
           Corporation, Videosmith, Incorporated, West Coast
           Franchising Company, Palmer West Coast Corporation, Palmer
           Video Corporation, Palmer Investment Corporation, Casablanca
           Distributing Corporation, RKT Merger Co., Showtime, Inc.,
           Video Giant Inc., Video King of Broome County, Inc., King
           Video Enterprises, Inc., West Coast Financing Corporation,
           and West Coast Licensing Corporation, and PNC Bank, National
           Association, as Agent for the banks and other financial
           institutions from time to time parties to the Credit
           Agreement, dated as of December 15, 1997.
   10.36   Form of Tranche A Notes and Tranche B Notes by West Coast
           Entertainment Corporation, Videosmith, Incorporated, West
           Coast Franchising Company, Palmer West Coast Corporation,
           Palmer Video Corporation, Palmer Investment Corporation,
           Casablanca Distributing Corporation, RKT Merger Co.,
           Showtime, Inc., Video Giant Inc., Video King of Broome
           County, Inc., King Video Enterprises, Inc., West Coast
           Financing Corporation, and West Coast Licensing Corporation
           to the order of each Bank, dated December 15, 1997.
   21.1    Subsidiaries of the Registrant
   23.1    Consent of Price Waterhouse LLP
   27.1    Financial Data Schedule for the Fiscal Year Ended January
           31, 1998

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   27.2    Restated Financial Data Schedule for the Fiscal Year Ended
           January 31, 1997

---------------
  * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00272)

 ** Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 17, 1996

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 15, 1996

  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 1998

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

               /s/ T. KYLE STANDLEY                  (Principal executive officer and a    May 1, 1998
---------------------------------------------------    Director)
                 T. Kyle Standley

               /s/ RICHARD G. KELLY                  (Principal financial officer)         May 1, 1998
---------------------------------------------------
                 Richard G. Kelly

              /s/ JERRY L. MISTERMAN                 (Principal accounting officer)        May 1, 1998
---------------------------------------------------
                Jerry L. Misterman

             /s/ RALPH W. STANDLEY III               (Director)                            May 1, 1998
---------------------------------------------------
               Ralph W. Standley III

               /s/ M. TRENT STANDLEY                 (Director)                            May 1, 1998
---------------------------------------------------
                 M. Trent Standley

               /s/ C. STEWART FORBES                 (Director)                            May 1, 1998
---------------------------------------------------
                 C. Stewart Forbes

                /s/ WESLEY F. HOAG                   (Director)                            May 1, 1998
---------------------------------------------------
                  Wesley F. Hoag