Form 10-Q
period 1998-05-03
WEST COAST ENTERTAINMENT CORP
filed 1998-06-17
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 3, 1998

                                       OR

       [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number 0-28072

                      West Coast Entertainment Corporation
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        04-3278751
 ------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
Langhorne, Pennsylvania                                               19047
--------------------------------------------------------          -----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (215)968-4318
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

                                Yes __X__ No ____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at June 8, 1998
            -----                       ---------------------------
       Common Stock, $.01                        14,034,582
       par value per share

                      WEST COAST ENTERTAINMENT CORPORATION



                                      INDEX



                                                                                     Page No.
Part I.           -  Financial Information

         Item 1.  -  Financial Statements


                  Consolidated Balance Sheets -
                           As of May  3, 1998 and January 31, 1998                       3

                  Consolidated Statements of Operations-
                           Quarters Ended May 3, 1998 and April 30, 1997                 4

                  Consolidated Statements of Cash Flows-
                           Quarters Ended May 3, 1998 and  April 30, 1997                5


                  Consolidated Statement of Stockholders Equity-
                          As of May 3, 1998 and January 31, 1998                         6

                  Notes to Consolidated Financial Statements                             7

         Item 2.  -  Management's Discussion and Analysis of Financial Condition        12
                     and Results of Operations


Part II.          -  Other Information                                                  17

         Item 1.  -  Legal Proceedings
         Item 2.  -  Changes in Securities
         Item 3.  -  Defaults Upon Senior Securities
         Item 4.  -  Submission of Matters to a Vote of the Security Holders
         Item 5.  -  Other Information
         Item 6.  -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except for par value)


                                        May 3,       January 31,
                                        1998            1998
                                      ---------      -----------
                                     (unaudited)


Assets:

Current assets:
 Cash and cash equivalents             $ 2,647      $ 2,604
 Accounts receivable                     1,542        1,629
 Merchandise inventory                  11,954        8,216
 Income taxes receivable                  --            441
 Deferred tax asset                        820          820
 Market development funds and
  co-op receivable                       1,531        2,124
 Receivable from officers                  349          341
 Prepaid expenses and other
  current assets                           545          652
                                       --------      ------

   Total current assets                 19,388       16,827

 Videocassette rental
  inventory, net                        32,496       32,005
 Furnishings, equipment and
  leasehold improvements, net           19,134       18,953
 Intangible assets, net of
  accumulated amortization             115,414      117,047
 Other assets                            2,774        2,404
                                       --------      ------
   Total assets                      $ 189,206    $ 187,236
                                     ==========   =========
 Liabilities and Stockholders'
  Equity:

 Current liabilities:
  Current portion of
   long-term debt                      $     8      $     8
  Accounts payable                      13,389       11,719
  Accrued expenses and other
   liabilities                           4,698        4,926
  Income taxes payable                     274          --
                                       --------      ------

   Total current liabilities            18,369       16,653

 Long-term debt
  (net of current portion)              65,004       65,006
 Deferred tax liability                  1,741        1,741
 Other long-term liabilities               130          155
                                       --------      ------
   Total liabilities                    85,244       83,555

 Stockholders' equity:
  Common stock ($0.01 par value;
   14,159 shares as of May 3, 1998,
   of which 13,936 shares were
   outstanding and 223 shares to
   be issued; and 13,843 shares
   outstanding at January 31, 1998,
   of which 13,706 shares were
   outstanding and 137 shares to
   be issued)                              141          138
  Preferred stock ($0.01 par value,
   2,000 shares authorized, no
   shares issued)                           --           --
  Additional paid in capital           104,085      104,063
  Accumulated deficit                      (22)        (520)
  Treasury stock (92 shares of
   common stock at cost)                  (242)         --
                                      --------     --------

   Total stockholders' equity          103,962      103,681
                                      --------     --------

   Total liabilities and
    stockholders' equity             $ 189,206    $ 187,236
                                    ==========    =========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Quarter ended
                                                            -------------
                                                       May 3,         April 30,
                                                       1998             1997
                                                       ------         ---------
Revenues:
  Rental revenue.......................................    $26,159         $22,439
  Merchandise and other sales..........................      4,715           4,124
  Franchise fees.......................................        683             829
                                                            ------          ------
     Total revenues....................................     31,557          27,392
                                                            ------          ------
Operating costs and expenses:
  Store operating expenses.............................     13,923          12,282
  Cost of goods sold...................................      3,346           2,881
  Amortization of videocassette and video game rental
   inventory (Note 2)..................................      6,272           5,353
  Selling, general and administrative..................      3,518           3,755
  Amortization of intangible assets....................      1,654           1,426
                                                            ------          ------
     Total operating costs and expenses................     28,713          25,697
                                                            ------          ------
Income from operations.................................      2,844           1,695
                                                            ------          ------
Interest expense.......................................      1,638             757
Other expense (income).................................         74             (35)
                                                            ------          ------
Income before provision for income taxes...............      1,132             973

Provision for income taxes.............................        634             438
                                                            ------          ------
Net income.............................................       $498            $535
                                                            ======          ======
Net income per common share-basic and diluted..........      $0.04           $0.04
                                                            ======          ======
Weighted average number of shares outstanding..........     14,146          13,785
                                                            ======          ======

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Quarter ended
                                                               -------------
                                                             May 3,  April 30,
                                                              1998     1997
                                                              ----     ----
Cash flows from operating activities:
 Net income                                                    $498     $535
 Adjustments to reconcile net income to cash
  flows provided by (used in) operating activities:
  Amortization of debt financing costs                          115       44
  Amortization of videocassette rental inventory              6,272    5,353
  Depreciation and amortization of furnishings,
   equipment and leasehold improvements                         784      427
  Amortization of intangible assets                           1,654    1,426
  Changes in assets and liabilities:
   Accounts receivable                                           87       96
   Merchandise inventories                                   (3,738)  (1,208)
   Prepaid expenses and other assets                            186     (526)
   Accounts payable                                           1,670   (1,190)
   Accrued expenses and other liabilities                      (253)    (299)
   Income taxes                                                 715   (1,628)
                                                             ------  -------
  Net cash provided by operating activities                   7,990    3,030

Cash flows from investing activities:
 Purchase of property and equipment                            (965)  (1,832)
 Purchase of videocassette rental inventory                  (6,763)  (6,796)
 Purchase of businesses, net of cash acquired                   --    (1,037)
                                                             ------  -------

  Net cash used in investing activities                      (7,728)  (9,665)
                                                             ------  -------

Cash flows from financing activities:
 Proceeds from long-term debt                                   --     8,000
 Repayment of long-term debt                                     (2)      (2)
 Proceeds from issuance of common stock, net                     25      --
 Purchase of treasury stock                                    (242)     --
 Changes in other assets relating to financing                  --    (1,751)
                                                             ------  -------

  Net cash provided by (used in) financing activities          (219)   6,247
                                                             ------  -------

Net increase (decrease) in cash and cash equivalents             43     (388)

Cash and cash equivalents, beginning of period                2,604    1,311
                                                             ------  -------

Cash and cash equivalents, end of period                     $2,647     $923
                                                             ======  =======

Supplemental cash flow data:
 Interest paid                                               $1,407     $676
                                                             ======  =======

 Income taxes paid                                             $150   $2,199
                                                             ======  =======


                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)


                                                     Common Stock          Additional     Accumulated                      Total
                                               ----------------------       Paid-in        Surplus         Treasury     Stockholders
                                                   Shares       Amount       Capital       (Deficit)        Stock          Equity
                                               -----------    -------     -----------    ------------    -----------  --------------
                                                                                                               --
Balance at January 31, 1995                       7,272,801      $ 73      $    819            ($527)                    $    365
Shares issued-West Coast Entertainment
  Corporation                                     6,727,200        67            --               --           --              67
Net income                                               --        --            --              334           --             334
S Corporation distribution                               --        --            --             (223)          --            (223)
                                                 ----------    ------      ---------      -----------    -----------   -----------

Balance at January 31, 1996                      14,000,001       140           819             (416)          --             543
May 14, 1996 0.340-1 reverse stock split         (9,243,713)      (92)           92               --           --              --
Shares issued-public offering                     5,400,000        54        60,778               --           --          60,832
Shares issued or to be issued-1996 Acquisition    3,614,174        36        42,258               --           --          42,294
Net income                                               --        --            --            3,466           --           3,466
                                                 ----------    ------      ---------      -----------    -----------   -----------

Balance at January 31, 1997                      13,770,462       138       103,947            3,050           --         107,135
Shares issued-Employee Stock Purchase Plan           36,567        --           116               --           --             116
Shares issued-1996 acquisitions                      36,077        --            --               --           --              --
Net (loss)                                               --        --            --           (3,570)          --          (3,570)
                                                 ----------    ------      ---------      -----------   ------------  ------------

Balance at January 31, 1998                      13,843,106       138       104,063             (520)          --         103,681
Shares issued-1996 acquisitions                     302,065         3            (3)              --           --              --
Shares issued-Employee Stock Purchase Plan           13,843        --            25               --           --              25
Shares received in treasury stock                        --        --            --               --          (242)          (242)
Net income                                               --        --            --              498           --             498
                                                -----------    ------      ---------      -----------    ----------    -----------

Balance at May 3, 1998 (unaudited)               14,159,014      $141       $104,085            ($22)        ($242)      $103,962
                                                ===========    ======      =========      ===========    ==========    ===========



                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 3, 1998 (unaudited)


1        Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's (the "Company's") Form 10-K filed with the SEC on May 1, 1998.

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

         On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52 or periodically, a 53 week fiscal year. Results for this fiscal year will reflect a 52-week year ending on January 31, 1999. The Company's first quarter ended May 3, 1998 includes revenue and certain operating expenses such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily rents, depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the quarter ended May 3, 1998 are not necessarily indicative of the results to be expected for the year ending January 31, 1999.

         Income per common share data has been calculated per Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares were considered to be anti-dilutive the computation of diluted earnings per share for the quarters ended May 3, 1998 and April 30, 1997.

2        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):

                                                              May 3, 1998        January 31, 1998
                                                              -----------        ----------------

         Videocassette rental inventory                       $ 76,020                $ 69,257
         Accumulated amortization                              (43,524)                (37,252)
                                                              --------                --------
                                                              $ 32,496                $ 32,005
                                                              ========                ========

         Amortization expense related to videocassette rental inventory totaled $6,272,000 and $5,353,000 for the quarters ended May 3, 1998 and April 30, 1997, respectively.

                      WEST COAST ENTERTAINMENT CORPORATION

         May 3, 1998 (unaudited)



         Effective August 1, 1997, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory base stock (the first three copies of a title in a particular store) is amortized over its economic life of 36 months, to its estimated salvage value of $6. New release base stock, less the $6 salvage value, is amortized 50% in the first six months, then amortized on a straight-line basis to the $6 salvage value over the remaining 30 months. All copies of new release videocassette rental inventory in excess of 3 copies per store are amortized on a straight-line basis during the first nine months to $10, and the balance is amortized on a straight-line basis over the remaining 27 months to the $6 salvage value.

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

         Prior to August 1, 1997, videocassette rental inventory, which includes video games, was stated at cost and was amortized over its estimated economic life with no provision for salvage value. Videocassettes that were considered base stock (the first three copies of a title in a particular store) were amortized over 36 months on a straight-line basis. New release videocassettes were amortized as follows: the first through third copies of each title per store were amortized as base stock and the fourth and succeeding copies of each title per store were amortized over nine months on a straight-line basis. The unamortized cost, if any, of videocassette rental inventory that was sold is charged to operations at the time of sale.

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

    3    Acquisitions

         May 1996 Acquisitions

         On May 17, 1996, the Company acquired 172 video specialty stores (the "May 1996 Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (19,734 shares) is to be paid in cash and stock, respectively). These common shares to be issued have been

                      WEST COAST ENTERTAINMENT CORPORATION

         May 3, 1998 (unaudited)



         considered outstanding as of May 3, 1998 and April 30, 1997 as their issuance is dependent only on the passage of time.

         Early Fall 1996 Acquisitions

         Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall 1996 Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash, $4.9 million in shares of common stock (519,000 shares), and approximately $0.5 million of acquisition costs. The shares (465,000) associated with one of these acquisitions were issued in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issuable was increased in certain cases by the difference between the share price at issuance date and a formulaic common share price calculated as of the date of acquisition. A total of 340,000 shares were issued due to this difference. Additionally, 92,000 shares associated with another Early Fall 1996 Acquisition are to be issued. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of the beginning of the periods presented as their issuance is dependent only on the passage of time.

         Late Fall 1996 Acquisitions

         Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall 1996 Acquisitions"), including 19 stores owned by franchisees of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash, $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs. Additionally, 243,000 and 25,000 shares were to be issued as of April 30, 1997 and May 3, 1998 respectively. These common shares to be issued have been considered outstanding as of the beginning of the periods presented as their issuance is dependent only on the passage of time.


         June, 1997 Acquisitions

         On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately $0.7 million of acquisition costs.

         The excess of the cost over the fair value of the assets acquired is being amortized over 20 years on a straight-line basis. The results of operations of the acquired stores have been included in operations of the Company since the date of acquisition. The purchase method of accounting was used to account for the acquisitions.

         The following unaudited pro forma information presents the results of operations as though (i) the June 1997 Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, and
         (iii) the borrowings under the Credit Facility (see Note 4) had occurred as of the beginning of the periods presented.

         The following unaudited pro forma net income per share for the quarters ended May 3, 1998 and April 30, 1997 was calculated by dividing the respective unaudited pro forma net income by the

                      WEST COAST ENTERTAINMENT CORPORATION

         May 3, 1998 (unaudited)



         pro forma weighted average number of shares of common stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Initial Public Offering on May 17, 1996 ("the Offering"), (ii) issuance of shares in connection with the May 1996, Early Fall 1996 and Late Fall 1996 Acquisitions, (iii) repayment of outstanding debt at the date of the Offering, and (iv) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 14,159,014 for the quarter ended May 3, 1998 and 14,108,604 for the quarter ended April 30, 1997.


                                                                             Unaudited
                                                                             Pro Forma
                                                              ----------------------------------------
                                                              (in thousands, except per share data)

                                                                           Quarter ended

                                                              May 3, 1998               April 30, 1997
                                                              -----------               --------------


         Pro forma revenues                                   $  31,557                    $  31,586
         Pro forma net income                                       498                          775

         Pro forma net income per share
              - basic and diluted                             $   0.04                     $    0.05

4        Long Term Debt

         On May 17, 1996 the Company obtained a $60,000,000 Credit Facility ("the Credit Facility") from a bank which consists of a 17 month revolving credit facility followed by a three year term loan. In association with the borrowing the Company paid a fee of $700,000 on May 17, 1996 which has been recorded in other long term assets and will be amortized over the term of the Credit Facility. Borrowings under the Credit Facility are available for working capital, capital expenditures, refinancing of existing indebtedness, and for certain permitted acquisition financing.

         On October 31, 1996 the Company received a commitment from the Bank to increase the Credit Facility to $65,000,000 effective August 5, 1996. As of May 3, 1998, the Company had $65,000,000 outstanding under the Credit Facility.

         On December 15, 1997 the Company signed an amendment increasing the Credit Facility to $70,000,000 with current commitments from the participating banks for $65,000,000 (the "Amended Facility"). The Amended Facility has a three year term ending December 14, 2000 with two one-year options to extend the term to December 14, 2002. If the Company attains certain total debt to operating cash flow ratios, as defined, the commitment reduces quarterly commencing June 15, 1999 and continues through the end of the term. If such total debt to operating cash flow ratios are not attained, the quarterly commitment reductions start on December 15, 1998 whereby a $3 million reduction occurs for the year ended January 31, 1999. Any amounts in excess of the commitment, as it may be reduced from time to time, must be

                      WEST COAST ENTERTAINMENT CORPORATION

     May 3, 1998 (unaudited)


         repaid.

         Borrowings under the Amended Facility are limited to a multiple of operating cash flow, as defined, over the previous four quarters. At May 3, 1998, this multiple is 4.00 times operating cash flow, and reduces over the next two fiscal quarters to a low of 3.25 times operating cash flow on October 31, 1998 and thereafter. Interest rates vary from either the Bank's base rate, as defined, to 1.5% above such base rate, or from the Eurodollar rate, as defined, to 5.0% above such Eurodollar rate. On January 14, 1998, the Company entered into an interest rate swap agreement with the bank for $30,000,000 of the Amended Facility. As of January 31, 1998, the bank estimates that it would have received $74,000 to terminate the interest rate swap agreements. The interest rate swap agreement is for a three year period ending on January 16, 2001 and fixes the Eurodollar rate to 5.62%. The Company's weighted average borrowing rate under the Amended Facility was 9.20% for the quarter ended May 3, 1998. Additionally, the Amended Facility provides for a commitment fee payable quarterly, computed at up to 0.5% of the unused portion of the available Amended Facility during the previous quarter.

         The Amended Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including among others compliance with certain financial tests and ratios and dividend restrictions.


5        Treasury Stock

         In the quarter ended May 3, 1998, treasury stock valued at $242,000 (92,000 shares) was received in satisfaction of amounts owed to the Company.

                      WEST COAST ENTERTAINMENT CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Quarter ended May 3, 1998 compared to Quarter ended April 30, 1997

         Revenues

         Revenues increased $4.1 million, or 15.0%, from $27.4 million for the quarter ended April 30, 1997 to $31.5 million for the quarter ended May 3, 1998. This change reflected an increase of $3.6 million in rental revenues, an increase of $0.6 million in merchandise sales and a decrease of $0.1 million in franchise fee revenue. The increases in rental and merchandise sales revenues are mostly attributable to the acquisition of a total of 38 video specialty stores, consisting of 37 stores acquired on June 16, 1997 and 1 store on June 24, 1997.

         Rental revenues increased $3.6 million, or 16.0%, from $22.5 million for the quarter ended April 30, 1997 to $26.1 million for the quarter ended May 3, 1998. This change is attributable to the inclusion of $3.7 million of rental revenues from the 38 video specialty stores acquired as described above. Rental revenues for the Company's stores decreased by $0.1 million for the quarter ended May 3, 1998 which were adversely impacted by the weather.

         Merchandise sales increased $0.6 million, or 14.6%, from $4.1 million for the quarter ended April 30, 1997 to $4.7 million for the quarter ended May 3, 1998, reflecting $0.5 million of merchandise sales contributed by the 38 video specialty stores purchased as described above. In addition, merchandise sales for the Company's stores owned prior to said acquisitions increased by $0.1 million as the Company has expanded its inventory levels to increase sales of new movies.

         Franchise fee revenues decreased $0.1 million, or 12.5%, from $0.8 million for the quarter ended April 30, 1997 to $0.7 million for the quarter ended May 3, 1998. This decrease is attributable to a decline in the number of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments.

         As a result of the Company's acquisition activities and other developments described above the mix of revenue sources changed to approximately 82.9% rental, 14.9% merchandising, and 2.2% franchising during the quarter ended May 3, 1998 from approximately 82.1%, 15.0%, and 2.9%, respectively, during the quarter ended April 30, 1997.

         Store Operating Expenses

         Store operating expenses increased $1.7 million, or 13.9%, from $12.2 million for the quarter ended April 30, 1997 to $13.9 million for the quarter ended May 3, 1998. The acquisition of the 38 stores as described above caused store operating expenses to increase by $1.8 million. As a percentage of total revenues, store operating expenses decreased 0.4 percentage points from 44.5% for the quarter ended April 30, 1997 to 44.1% for the quarter ended May 3, 1998. The decrease as a percentage of revenues is primarily due to the continued efforts of management to reduce store payroll costs.

         Cost of Goods Sold

         Cost of goods sold increased $0.4 million, or 13.8%, from $2.9 million for the quarter ended April 30, 1997 to $3.3 million for the quarter ended May 3, 1998, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 38 video specialty stores as described above. As a percentage of merchandise and other sales, cost of goods sold decreased by 2.6 percentage points from 70.7% for the quarter ended April 30, 1997 to 68.1% for the quarter ended May 3, 1998. This decrease was primarily due to a change in sales mix.

                      WEST COAST ENTERTAINMENT CORPORATION


Amortization of Videocassette and Video Game Rental Inventory

Amortization of rental inventory increased $0.9 million, or 16.7%, from $5.4 million for the quarter ended April 30, 1997 to $6.3 million for the quarter ended May 3, 1998 primarily as a result of the acquisition of the 38 video specialty stores as described above. As a percentage of rental revenues this amortization increased 0.1 percentage points from 24.0% for the quarter ended April 30, 1997 to 24.1% for the quarter ended May 3, 1998. This is primarily due to the net effects of purchase accounting for acquired stores and the adoption of the new method of amortization of rental inventory as described in Note 2.

General and Administrative Expense

General and administrative expenses decreased $0.3 million, or 7.9%, from $3.8 million for the quarter ended April 30, 1997 to $3.5 million for the quarter ended May 3, 1998. The decrease is primarily related to a decrease in corporate personnel which was partially offset by the additional general and administrative expenses incurred due to the acquisition of the 38 stores as described above. As a percentage of total revenues, general and administrative expenses decreased 2.8 percentage points from 13.9% for the quarter ended April 30, 1997 to 11.1% for the quarter ended May 3, 1998 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores.

Intangible Amortization

Intangible amortization expense increased $0.3 million, or 21.4%, from $1.4 million for the quarter ended April 30, 1997 to 1.7 million for the quarter ended May 3, 1998. As a percentage of total revenues, intangible amortization increased 0.3 percentage points from 5.1% for the quarter ended April 30, 1997 to 5.4% for the quarter ended May 3, 1998. These increases are primarily related to amortization of goodwill associated with the acquisition of 38 video stores as described above.

Interest Expense and Other

Net interest expense and other increased $0.9 million, or 112.5%, from $0.8 million for the quarter ended April 30, 1997 to $1.7 million for the quarter ended May 3, 1998. Interest expense comprises almost all of this net amount. As a percentage of total revenues, interest expense increased 2.2 percentage points from 2.9% for the quarter ended April 30, 1997 to 5.1% for the quarter ended May 3, 1998. The increase is substantially attributable to additional interest expense incurred in connection with borrowings related to acquisitions.


Net Income

As a result of the foregoing, net income remained unchanged at $0.5 million for each of the quarters ended April 30, 1997 and May 3, 1998.



Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

The Company's rapid growth, particularly its acquisition of 280 video specialty stores since May of 1996 and franchising additional stores, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including the Blockbuster Entertainment division of Viacom, Inc., having significantly greater financial and marketing resources, market share, and name recognition than the

                      WEST COAST ENTERTAINMENT CORPORATION


Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The costs of integrating newly acquired stores into the Company's systems may vary significantly from the amounts assumed for purposes of the Company's pro forma financial statements. The Company's common stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.

                      WEST COAST ENTERTAINMENT CORPORATION



PRO FORMA RESULTS OF OPERATIONS (Note 3)


Quarter ended May 3, 1998 compared to Quarter ended April 30, 1997

Revenues

Pro forma revenues remained constant at $31.6 million for the quarters ended May 3, 1998 and April 30, 1997. The mix of revenues, however, changed in the quarter ended May 3, 1998 compared to the quarter ended April 30, 1997. Franchise fees decreased $0.1 million, but was offset by an increase in merchandise sales. Merchandise sales increased due to an increase in inventory levels.

Net Income

Pro forma net income decreased by $0.3 million, from $0.8 million of net income for the quarter ended April 30, 1997 to $0.5 million net income for the quarter ended May 3, 1998. This decrease in net income was primarily attributable to an increase in rental tape amortization caused by the change in the method of amortization as described in Note 2 and a change in the mix of revenues (a decrease in franchise fees and an increase in merchandise sales) resulting in an increase in cost of sales.


LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended May 3, 1998, the Company had net cash provided by operating activities of $8.0 million, net cash used in investing activities of $7.7 million (consisting primarily of cash used to purchase videocassette rental inventory of $6.8 million) and net cash used in financing activities of $0.2 million, resulting in a $0.1 million increase in cash and cash equivalents.

During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow.

The amount of borrowings available under the Company's Credit Facility may decrease during the year ended January 31, 1999 if the Company does not attain certain debt-to-operating cash flow ratios (as defined); see Note 4.

Immediately following the Company's decision to indefinitely delay its proposed private placement of debt securities in July of 1997, the Company instituted cost-cutting measures, which included downsizing its general and administrative costs from the levels reached in contemplation of the proposed acquisitions and said debt securities. The effects of these cost cutting measures are reflected in the financial results of the quarter ended May 3, 1998 and will continue to be realized during the balance of this fiscal year. While there can be no assurance, the Company expects these modifications to be sufficient to allow the Company to attain its debt to operating cash flow ratios and to support its current operations and growth plans over the next year.

In the future, the Company may seek debt refinancing, additional debt financing or equity capital through additional private or public offerings of securities. The availability of debt refinancing, additional debt financing or equity capital will depend on prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. The number of shares of common stock, if any, to be issued to sellers in connection with future acquisitions will also be affected by such factors, since the number will be determined in accordance with a formula based on trading prices of the common stock.

The Board of Directors has adopted a resolution of the possible delisting from NASDAQ by declaring the advisability of, and submitting to the stockholders for approval during the annual meeting on July 1, 1998, a proposal to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's common stock, pursuant to which each four shares of common stock will be automatically converted into one share without any action on

                      WEST COAST ENTERTAINMENT CORPORATION


the part of the stockholder (the "Reverse Split"). For more information on the Reverse Split see the Company's proxy statement dated June 1, 1998.

Capital Commitments. The remaining aggregate costs of upgrading West Coast's management information systems and integrating stores acquired in prior acquisitions onto such systems are expected to be approximately $1.8 million over the next 12-15 months.

The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company intends to upgrade its POS systems over the next 12-15 months in an effort to make more detailed data available on a system wide basis in a timely manner at a cost of approximately $1.8 million. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions to the new POS system, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

Subject to the availability of sufficient funds under the Credit Facility, the Company's capital expenditure plan provides for continuing to convert the stores acquired in various prior acquisitions to West Coast Video(R) signage and format and installing certain West Coast layout and features at a rate of up to 50 stores per year at an estimated cost of $32,000 per store; the Company also has immediate plans to open up to 50 new stores and relocate up to 3 existing stores. Build-out costs for new stores are expected to range from $325,000 to $375,000 per store and build-out costs for relocated stores are expected to range from $175,000 to $225,000 per store. The Company's expansion plans are subject to the availability of sufficient funds under the Credit Agreement. Under certain cross-purchase and area development agreements, the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners elect to put) all of the assets of up to 51 stores operated or to be operated by such owners at specified times between 1998 and 2002. In conjunction with such agreements, the Company is subject to puts during the next 12 months; however it is not certain that any of the puts will be consummated. The purchase prices will be equal to specified multiples of the stores' net operating cash flow; the purchase prices of 24 such stores will be payable in shares of common stock and the other purchase prices will be payable in cash or in shares of common stock, at the Company's election.

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

                      WEST COAST ENTERTAINMENT CORPORATION

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

Item 4.        Submission of Matters to a Vote of the Security Holders
                    None

Item 5.        Other Information
                    None

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits
                         27.0 - Financial Data Schedule

               (b)  Reports on Form 8-K
                    A Form 8-K reporting on item 8 change in fiscal year filed on May 15, 1998.

                      WEST COAST ENTERTAINMENT CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEST COAST ENTERTAINMENT
                                         CORPORATION

Date: June 17, 1998           By: /s/ T. Kyle Standley
                                  --------------------------------------------
                                  T. Kyle Standley, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date: June 17, 1998           By: /s/ Richard G. Kelly
                                  --------------------------------------------
                                  Richard G. Kelly, Chief Financial Officer
                                  (Principal Financial Officer)


Date: June 17, 1998           By: /s/ Jerry L. Misterman
                                  --------------------------------------------
                                  Jerry L. Misterman, Chief Accounting Officer
                                  (Principal Accounting Officer)

                      WEST COAST ENTERTAINMENT CORPORATION