Form 10-Q
period 1998-08-02
WEST COAST ENTERTAINMENT CORP
filed 1998-09-16
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1998

                                       OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number 0- 28072

               ________West Coast Entertainment Corporation_______
             (Exact name of registrant as specified in its charter)

                  Delaware                                           04-3278751
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer I.D. No.)

One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
Langhorne, Pennsylvania                                                  19047
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (215)968-4318

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                Yes   X   No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                          Outstanding at September 8 ,1998
 Common Stock, $.01                                14,035,329
 par value per share

                      WEST COAST ENTERTAINMENT CORPORATION

                                      INDEX


Part I.              -  Financial Information                                          Page No.
         Item 1.     -  Financial Statements

                     Consolidated Balance Sheets -
                           As of August 2, 1998 and January 31, 1998                      3

                     Consolidated Statements of Operations-
                           Quarters and Two Quarters Ended
                           August 2, 1998 and July 31, 1997                               4

                     Consolidated Statements of Cash Flows-
                           Two Quarters Ended August 2, 1998 and  July 31, 1997           5

                     Consolidated Statement of Stockholders Equity-
                           As of August 2, 1998 and January 31, 1998                      6

                     Notes to Consolidated Financial Statements                           7

         Item 2.     -  Management's Discussion and Analysis of Financial                12
                        Condition and Results of Operations


Part II.             -  Other Information                                                19

         Item 1.     -  Legal Proceedings
         Item 2.     -  Changes in Securities
         Item 3.     -  Defaults Upon Senior Securities
         Item 4.     -  Submission of Matters to a Vote of the Security Holders
         Item 5.     -  Other Information
         Item 6.     -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for par value)



                                                            August 2,       January 31,
                                                               1998           1998
                                                           ----------       -----------
                                                           (unaudited)
Assets:

Current assets:
  Cash and cash equivalents                                 $   2,393       $   2,604
  Accounts receivable                                           2,014           1,629
  Merchandise inventory                                        12,687           8,216
  Income taxes receivable                                        --               441
  Deferred tax asset                                              820             820
  Market development funds and co-op receivable                 1,659           2,124
  Receivable from officers                                        363             341
  Prepaid expenses and other current assets                       901             652
                                                            ---------       ---------

    Total current assets                                       20,837          16,827

Videocassette rental inventory, net                            34,633          32,005
Furnishings, equipment and leasehold improvements, net         19,265          18,953
Intangible assets, net of accumulated amortization            114,076         117,047
Other assets                                                    2,476           2,404
                                                            ---------       ---------

    Total assets                                            $ 191,287       $ 187,236
                                                            =========       =========

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt                         $  10,008       $       8
  Accounts payable                                             15,263          11,719
  Accrued expenses and other liabilities                        5,166           4,926
  Income taxes payable                                            302            --
                                                            ---------       ---------

    Total current liabilities                                  30,739          16,653

Long-term debt (net of current portion)                        55,002          65,006
Deferred tax liability                                          1,741           1,741
Other long-term liabilities                                       102             155
                                                            ---------       ---------

    Total liabilities                                          87,584          83,555

Stockholders' equity:
  Common stock ($0.01 par value; 14,160
    shares as of August 2, 1998, of which
    14,023 shares were outstanding and
    137 shares to be issued; and 13,843
    shares outstanding at January 31, 1998,
    of which 13,706 shares were
    outstanding and 137 shares to be issued)                      142             138
  Preferred stock ($0.01 par value, 2,000 shares
    authorized, no shares issued)                                --              --
  Additional paid in capital                                  104,085         104,063
  Accumulated deficit                                            (282)           (520)
  Treasury stock (92 shares of common stock at cost)             (242)           --
                                                            ---------       ---------

    Total stockholders' equity                                103,703         103,681
                                                            ---------       ---------

    Total liabilities and stockholders' equity              $ 191,287       $ 187,236
                                                            =========       =========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                               Quarter ended               Two quarters ended
                                                               -------------               ------------------
                                                           August 2,      July 31,       August 2,     July 31,
                                                             1998           1997           1998          1997
                                                           --------       --------       --------      --------
Revenues:
  Rental revenue                                           $ 25,034       $ 24,930       $ 51,193      $ 47,368
  Merchandise and other sales                                 4,734          4,025          9,449         8,149
  Franchise fees                                                948            510          1,631         1,339
                                                           --------       --------       --------      --------

    Total revenues                                           30,716         29,465         62,273        56,856
                                                           --------       --------       --------      --------

Operating costs and expenses:
  Store operating expenses                                   14,187         14,838         28,110        26,685
  Cost of goods sold                                          3,337          2,725          6,683         5,606
  Amortization of videocassette and video game rental
    inventory (Note 2)                                        6,392          6,106         12,664        11,459
  Selling, general and administrative                         3,752          3,874          7,270         8,063
  Amortization of intangible assets                           1,611          1,573          3,265         3,000
  Debt offering write offs (Note 6)                            --            5,125           --           5,125
                                                           --------       --------       --------      --------

    Total operating costs and expenses                       29,279         34,241         57,992        59,938
                                                           --------       --------       --------      --------

Income (loss) from operations                                 1,437         (4,776)         4,281        (3,082)
                                                           --------       --------       --------      --------

Interest expense                                              1,627          1,188          3,265         1,944
Other expense (income)                                           70            (29)           144           (64)
                                                           --------       --------       --------      --------

Income (loss) before provision for income taxes                (260)        (5,935)           872        (4,962)

Provision for (benefit of) income taxes                           0         (1,853)           634        (1,415)
                                                           --------       --------       --------      --------

Net income (loss)                                          ($   260)      ($ 4,082)      $    238      ($ 3,547)
                                                           ========       ========       ========      ========

Net income (loss) per common share-basic and diluted       ($  0.02)      ($  0.30)      $   0.02      ($  0.26)
                                                           ========       ========       ========      ========

Weighted average shares outstanding                          14,159         13,826         14,153        13,806
                                                           ========       ========       ========      ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                 Two quarters ended
                                                             August 2,        July 31,
                                                               1998           1997
                                                             --------       ---------
Cash flows from operating activities:
  Net income (loss)                                          $    238       ($ 3,547)
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of debt financing costs                          222             91
    Amortization of videocassette rental inventory             12,664         11,459
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                      1,588            970
    Amortization of intangible assets                           3,265          2,999
    Changes in assets and liabilities:
      Accounts receivable                                        (385)           418
      Merchandise inventories                                  (4,471)        (2,892)
      Prepaid expenses and other assets                          (395)        (2,138)
      Accounts payable                                          3,544          6,456
      Accrued expenses and other liabilities                      188            687
      Income taxes                                                743         (3,440)
                                                             --------       --------

    Net cash provided by operating activities                  17,201         11,063
                                                             --------       --------

Cash flows from investing activities:
  Purchase of property and equipment                           (1,900)        (4,910)
  Purchase of videocassette rental inventory                  (15,292)       (14,499)
  Purchase of businesses, net of cash acquired                   --          (18,897)
                                                             --------       --------

    Net cash used in investing activities                     (17,192)       (38,306)
                                                             --------       --------

Cash flows from financing activities:
  Proceeds from long-term debt                                   --           29,500
  Repayment of long-term debt                                      (4)            (4)
  Proceeds from issuance of common stock, net                      26             80
  Purchase of treasury stock                                     (242)          --
                                                             --------       --------

    Net cash provided by (used in) financing activities          (220)        29,576
                                                             --------       --------

Net increase (decrease) in cash and cash equivalents             (211)         2,333

Cash and cash equivalents, beginning of period                  2,604          1,311
                                                             --------       --------

Cash and cash equivalents, end of period                     $  2,393       $  3,644
                                                             ========       ========

Supplemental cash flow data:
  Interest paid                                              $  2,892       $  1,688
                                                             ========       ========

  Income taxes paid                                          $    185       $  2,199
                                                             ========       ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (in thousands, except shares)

                                                                                                                          Total
                                                                                 Additional    Accumulated                Stock-
                                                            Common Stock          Paid-In        Surplus      Treasury   holders'
                                                      ----------------------
                                                        Shares        Amount     Capital        (Deficit)      Stock     Equity
                                                      ----------    --------     ---------     ----------    -------     ---------
Balance at January 31, 1995                            7,272,801    $     73     $     819     ($    527)       --       $     365
Shares issued-West Coast Entertainment
  Corporation                                          6,727,200          67          --            --          --              67
Net income                                                  --          --            --             334        --             334
S Corporation distribution                                  --          --            --            (223)       --            (223)
                                                     -----------    --------     ---------     ---------     -------     ---------

Balance at January 31, 1996                           14,000,001         140           819          (416)       --             543
May 14, 1996 0.340-1 reverse stock split              (9,243,713)        (92)           92          --          --            --
Shares issued-public offering                          5,400,000          54        60,778          --          --          60,832
Shares issued or to be issued-1996 Acquisitions        3,614,174          36        42,258          --          --          42,294
Net income                                                  --          --            --           3,466        --           3,466
                                                     -----------    --------     ---------     ---------     -------     ---------

Balance at January 31, 1997                           13,770,462         138       103,947         3,050        --         107,135
Shares issued-Employee Stock Purchase Plan                36,567        --             116          --          --             116
Shares issued-1996 acquisitions                           36,077        --            --            --          --            --
Net (loss)                                                  --          --            --          (3,570)       --          (3,570)
                                                     -----------    --------     ---------     ---------     -------     ---------

Balance at January 31, 1998                           13,843,106         138       104,063          (520)       --         103,681
Shares issued-1996 acquisitions                          302,065           3            (3)         --          --            --
Shares issued-Employee Stock Purchase Plan                14,590           1            25          --          --              26
Shares received in treasury stock                           --          --            --            --          (242)         (242)
Net income                                                  --          --            --             238        --             238
                                                     -----------    --------     ---------     ---------     -------     ---------

Balance at August 2, 1998                             14,159,761    $    142     $ 104,085     ($    282)    ($  242)    $ 103,703
                                                     ===========    ========     =========     =========     =======     =========


               The accompanying notes are an integral part of the
                            consolidated financial.

                      WEST COST ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 2, 1998 (unaudited)


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

         On April 30, 1998, the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52 or periodically, a 53 week fiscal year. Results for this fiscal year will reflect a 52-week year ending on January 31, 1999. The Company's quarter and two quarters ended August 2, 1998 includes revenue and certain operating expenses such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily rents, depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the quarter and two quarters ended August 2, 1998 are not necessarily indicative of the results to be expected for the year ending January 31, 1999.

         Income per common share data has been calculated per Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares were considered to be anti-dilutive for the computation of diluted earnings per share for the quarters and two quarters ended August 2, 1998 and July 31, 1997.

2        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):

                                     August 2, 1998         January 31, 1998
                                     ---------------        ----------------
Videocassette rental inventory        $ 84,549              $ 69,257
Accumulated amortization               (49,916)              (37,252)
                                      --------              --------
                                      $ 34,633              $ 32,005
                                      ========              ========

         Amortization expense related to videocassette rental inventory totaled $6,392,000, $12,664,000, $6,106,000, and $11,459,000 for the quarters and two quarters ended August 2, 1998 and July 31, 1997, respectively.

                      WEST COST ENTERTAINMENT CORPORATION

August 2, 1998 (unaudited)


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

3        Acquisitions

         May 1996 Acquisitions

     On May 17, 1996, the Company acquired 172 video specialty stores (the "May 1996 Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of

                      WEST COST ENTERTAINMENT CORPORATION

     August 2, 1998 (unaudited)


         acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (19,734 shares) is to be paid in cash and stock, respectively). These common shares to be issued have been considered outstanding as of August 2, 1998 and July 31, 1997 as their issuance is dependent only on the passage of time.

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

         Late Fall 1996 Acquisitions

         Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall 1996 Acquisitions"), including 19 stores owned by franchisees of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash, $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs. Additionally, 243,000 and 25,000 shares were to be issued as of July 31, 1997 and August 2, 1998 respectively. These common shares to be issued have been considered outstanding as of the beginning of the periods presented as their issuance is dependent only on the passage of time.


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

                      WEST COST ENTERTAINMENT CORPORATION

         August 2, 1998 (unaudited)

         The following unaudited pro forma net income per share for the quarters and two quarters ended August 2, 1998 and July 31, 1997 was calculated by dividing the respective unaudited pro forma net income by the pro forma weighted average number of shares of common stock outstanding after giving effect to (i) the 0.340-for-1 reverse stock split approved by the Board of Directors on May 14, 1996, and the shares issued in conjunction with the Initial Public Offering on May 17, 1996 ("the Offering"), (ii) issuance of shares in connection with the May 1996, Early Fall 1996 and Late Fall 1996 Acquisitions, (iii) repayment of outstanding debt at the date of the Offering, and (iv) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 14,159,761 for the quarters and two quarters ended August 2, 1998 and 14,125,839 for the quarter ended July 31,1997.


                                                               Unaudited
                                                              Pro Forma
                                             ----------------------------------------------------
                                                  (in thousands, except per share data)

                                             Quarter Ended                      Two Quarters Ended
                                             -------------                      ------------------
                                      August 2, 1998    July 31, 1997     August 2, 1998   July 31, 1997
                                      --------------    -------------     --------------   -------------
Pro forma revenues                    $ 30,716         $ 31,562            $ 62,273        $ 63,147
Pro forma net income (loss)               (260)          (3,971)                238          (3,196)
Pro forma net income (loss)
   per share-basic and diluted        $  (0.02)        $  (0.28)           $   0.02        $  (0.23)

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

         On October 31, 1996 the Company received a commitment from the Bank to increase the Credit Facility to $65,000,000 effective August 5, 1996. As of August 2, 1998, the Company had $65,000,000 outstanding under the Credit Facility.

         On December 15, 1997 the Company signed an amendment increasing the Credit Facility to $70,000,000 with current commitments from the participating banks for $65,000,000 (the "Amended Facility"). The Amended Facility has a three year term ending December 14, 2000 with two one-year options to extend the term to December 14, 2002. If the Company attains certain total debt to operating cash flow ratios, as defined, the commitment reduces quarterly commencing June 15, 1999 and continues through the end of the term. If such total debt to operating cash flow ratios are not attained, the quarterly commitment reductions start on December 15, 1998 whereby a $3 million reduction occurs for the year ended January 31, 1999. Any amounts in excess of the commitment, as it may be reduced from time to time, must be repaid. On September 14, 1998, the Company signed an amendment to the Amended Facility

                      WEST COST ENTERTAINMENT CORPORATION

August 2, 1998 (unaudited)


         changing certain maximum debt to operating cash flow ratios and minimum operating cash flow requirements as defined, as well as modifying certain permitted capital expenditures.

         Borrowings under the Amended Facility are limited to a multiple of operating cash flow, as defined, over the previous four quarters. As a result of the above mentioned amendment, at August 2, 1998, this multiple was modified from 3.50 to 3.75 times operating cash flow, and reduces over the next two fiscal quarters to a low of 3.25 times operating cash flow on January 31, 1999 and thereafter. Interest rates vary from either the Bank's base rate, as defined, to 1.5% above such base rate, or from the Eurodollar rate, as defined, to 5.0% above such Eurodollar rate. On January 14, 1998, the Company entered into an interest rate swap agreement with the bank for $30,000,000 of the Amended Facility. As of January 31, 1998, the bank estimates that it would have received $74,000 to terminate the interest rate swap agreements. The interest rate swap agreement is for a three year period ending on January 16, 2001 and fixes the Eurodollar rate to 5.62%. The Company's weighted average borrowing rate under the Amended Facility was 9.06% for the quarter ended August 2, 1998. Additionally, the Amended Facility provides for a commitment fee payable quarterly, computed at up to 0.5% of the unused portion of the available Amended Facility during the previous quarter.

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


6        Debt Offering Write-Off

         On July 1, 1997 the Company's private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company has written-off $5.1 million in costs during the quarter ended July 31, 1997 that were incurred in connection with the Proposed Private Placement and related acquisitions.

                      WEST COST ENTERTAINMENT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Quarter ended August 2, 1998 compared to Quarter ended July 31, 1997

         Revenues

         Revenues increased $1.2 million, or 4.1%, from $29.5 million for the quarter ended July 31, 1997 to $30.7 million for the quarter ended August 2, 1998. This change reflected an increase of $0.8 million in merchandise sales and an increase of $0.4 million in franchise fee revenue. Rental revenues remained unchanged at $25.0 million for the quarters ended July 31, 1997 and August 2, 1998.

         Merchandise sales increased $0.8 million, or 20.0%, from $4.0 million for the quarter ended July 31, 1997 to $4.8 million for the quarter ended August 2, 1998. Merchandise sales increased by $0.6 million as a result of placing a greater emphasis on such revenues by expanding inventory levels of new movies for sale. In addition, $0.2 million of merchandise sales were added through the acquisition of a total of 38 video specialty stores, consisting of 37 stores acquired on June 16, 1997 and 1 store on June 24, 1997. These stores were owned for only approximately one-half of the quarter ended July 31, 1997 as compared to a full quarter in 1998.

         Franchise fee revenues increased $0.4 million, or 80.0%, from $0.5 million for the quarter ended July 31, 1997 to $0.9 million for the quarter ended August 2, 1998. This increase is primarily related to the settlement of a lawsuit which recovered old franchise fee revenues previously not recognized.

         Rental revenues remained unchanged at $25.0 million for the quarters ended July 31, 1997 and August 2, 1998. An additional $1.5 million of rental revenues added through the acquisition of the 38 video specialty stores in mid quarter of 1997 as described above as compared to owning the 38 stores for a full quarter in 1998 was offset by a decrease in rental revenues by the Company's stores owned prior to the 38 store acquisition. The rental revenue decrease was primarily caused by unusually dry weather.

         As a result of the Company's acquisition activities and other developments described above the mix of revenue sources changed to approximately 81.4% rental, 15.6% merchandising, and 2.9% franchising during the quarter ended August 2, 1998 from approximately 84.7%, 13.6%, and 1.7%, respectively, during the quarter ended July 31, 1997.

         Store Operating Expenses

         Store operating expenses decreased $0.6 million, or 4.1 %, from $14.8 million for the quarter ended July 31, 1997 to $14.2 million for the quarter ended August 2, 1998. Actual store operating expenses decreased by $1.5 million after factoring in the additional $0.9 million of store operating expenses the 38 acquired stores as described above contributed for a full quarter this year as compared to the approximately one-half quarter that they were owned the comparable quarter last year. In addition, as a percentage of total revenues, store operating expenses decreased 3.9 percentage points from 50.2% for the quarter ended July 31, 1997 to 46.3% for the quarter ended August 2, 1998. These decreases in both dollars and as a percentage of revenues are primarily due to the continued efforts of management to control and reduce store operating costs which were implemented in July, 1997.

         Cost of Goods Sold

         Cost of goods sold increased $0.6 million, or 22.2%, from $2.7 million for the quarter ended July 31, 1997 to $3.3 million for the quarter ended August 2, 1998, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 38 video specialty stores and increased emphasis on merchandise sales by expanding inventories as described above. As a percentage of merchandise and

                      WEST COST ENTERTAINMENT CORPORATION
         other sales, cost of goods sold decreased by 0.8 percentage points from 67.5% for the quarter ended July 31, 1997 to 66.7% for the quarter ended August 2, 1998. This decrease was primarily due to a change in sales mix.

         Amortization of Videocassette and Video Game Rental Inventory

         Amortization of rental inventory increased $0.3 million, or 4.9%, from $6.1 million for the quarter ended July 31, 1997 to $6.4 million for the quarter ended August 2, 1998 primarily as a result of the acquisition of the 38 video specialty stores as described above. As a percentage of rental revenues this amortization increased 1.2 percentage points from 24.4 % for the quarter ended July 31, 1997 to 25.6% for the quarter ended August 2, 1998. This is primarily due to the net effects of purchase accounting for acquired stores and the adoption of the new method of amortization of rental inventory as described in Note 2.

         General and Administrative Expense

         General and administrative expenses decreased $0.1 million, or 2.6%, from $3.9 million for the quarter ended July 31, 1997 to $3.8 million for the quarter ended August 2, 1998. As a percentage of total revenues, general and administrative expenses decreased 0.8 percentage points from 13.2% for the quarter ended July 31,1997 to 12.4% for the quarter ended August 2, 1998. These decreases, both in dollars and in percentage of revenues, are primarily due to the Company's efforts to reduce overhead costs particularly corporate payroll.

         Amortization of Intangible Assets

         Intangible amortization expense remained unchanged at $1.6 million for the quarters ended July 31, 1997 and August 2, 1998. As a percentage of total revenues, intangible amortization decreased 0.2 percentage points from 5.4% for the quarter ended July 31, 1997 to 5.2% for the quarter ended August 2, 1998. This percentage decrease is a function of the $1.2 increase in total revenues.

         Debt Offering Write-Offs

         During the quarter ended July 31, 1997 the Company wrote-off $5.1 million in Debt Offering expense associated with the Proposed Private Placement and related acquisitions due to the Company's decision to indefinitely delay such offering.

         Interest Expense and Other

         Net interest expense and other increased $0.5 million, or 41.7%, from $1.2 million for the quarter ended July 31, 1997 to $1.7 million for the quarter ended August 2, 1998. Interest expense comprises almost all of this net amount. As a percentage of total revenues, interest expense increased 1.1 percentage points from 4.1% for the quarter ended July 31, 1997 to 5.2% for the quarter ended August 2, 1998. The increase is substantially attributable to additional interest expense incurred in connection with borrowings related to acquisitions.

         Net Income

         As a result of the foregoing, net income increased $3.8 million, or 92.7%, from a $4.1 million net loss for the quarter ended July 31, 1997 to a $0.3 million net loss for the quarter ended August 2, 1998.

                      WEST COST ENTERTAINMENT CORPORATION

         Two Quarters ended August 2, 1998 compared to Two Quarters ended July 31, 1997

         Revenues

         Revenues increased $5.4 million or 9.5% from $56.9 million for the two quarters ended July 31, 1997 to $62.3 million for the two quarters ended August 2, 1998. This change reflected an increase of $3.8 million in rental revenues, an increase of $1.3 million in merchandise sales and an increase of $0.3 million in franchise fee revenue.

         Rental revenues increased $3.8 million or 8.0% from $47.4 million for the two quarters ended July 31, 1997 to $51.2 million for the two quarters ended August 2, 1998. An additional $5.2 million of rental revenues added by the acquisition of the 38 video specialty stores in mid June, 1997 which only represented approximately 25% of the two quarters in 1997 in which the 38 stores generated $1.9 million of rental revenues as compared to $7.1 million of rental revenues for a full two quarters in 1998 was offset by a decrease in rental revenues of the Company's stores owned prior to the 38 store acquisition. This decrease in rental revenues was primarily caused by unusually dry weather.

         Merchandise sales increased $1.3 million or 15.9% from $8.2 million for the two quarters ended July 31, 1997 to $9.5 million for the two quarters ended August 2, 1998. Merchandise sales increased by $0.6 million as a result of placing greater emphasis on such revenues by expanding inventory levels of new movies for sale. In addition, $0.7 million of merchandise sales were added through the acquisition of the 38 video specialty stores as described above.

         Franchise fee revenue increased $0.3 million, or 23.1% from $1.3 million for the two quarters ended July 31, 1997 to $1.6 million for the two quarters ended August 2, 1998. This increase is primarily related to the settlement of a lawsuit which recovered old franchise fee revenues previously not recorded for $0.4 million which was partially offset by a $0.1 million decrease in the quarter ended May 3, 1998. The $0.1 million decrease in the prior quarter is attributable to a decline in the number of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments.

         As a result of the Company's acquisition activities and other developments described above, the mix of revenue sources changed to approximately 82.2% rental, 15.2% merchandising and 2.6% franchising during the two quarters period ended August 2, 1998 from approximately 83.3%, 14.4%, and 2.3%, respectively, during the two quarters ended July 31, 1997.

         Store Operating Expenses

         Store operating expenses increased $1.4 million, or 5.2%, from $26.7 million for the two quarters ended July 31, 1997 to $28.1 million for the two quarters ended August 2, 1998. After factoring in the impact of the 38 video specialty stores acquired in mid June, 1997 as described above, store operating expenses actually decreased by $1.3 million. Store operating expenses for the full two quarters this year for these 38 stores amounted to $3.7 million as compared to $1.0 million incurred for one-half of the quarter that the stores were owned in 1997. As a percentage of total revenues, store operating expenses decreased 1.8 percentage points from 46.9% for the two quarters ended July 31, 1997 to 45.1% for the two quarters ended August 2, 1998. These decreases in both dollars as adjusted above and as a percentage of revenues are primarily due to the continued efforts of management to control and reduce store operating expenses.

         Cost of Sales

         Cost of goods sold increased $1.1 million, or 19.6%, from $5.6 million for the two quarters ended July 31, 1997 to $6.7 million for the two quarters ended August 2, 1998, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 38 video specialty stores and increased emphasis

                      WEST COST ENTERTAINMENT CORPORATION
         on merchandise sales by expanding inventories as described above.

         As a percentage of merchandise sales, cost of goods sold decreased by
         0.9 percentage points from 68.3% for the two quarters ended July 31, 1997 to 67.4% for the two quarters ended August 2, 1998. This decrease was primarily due to a change in sales mix.

         Amortization of Videocassette and Video Game Rental Inventory

         Amortization of rental inventory increased $1.3 million, or 11.4%, from $11.4 million for the two quarters ended July 31, 1997 to $12.7 million for the two quarters ended August 2, 1998, as a result of the acquisition of the 38 video specialty stores as described above. As a percentage of rental revenues this amortization increased 0.7 percentage points from 24.1% for the two quarters ended July 31, 1997 to 24.8% for the two quarters ended August 2, 1998. This increase is due to the net effects of purchase accounting for acquired stores and the adoption of the new method of amortization of rental inventory as described in Note 2.

         General and Administrative Expense

         General and administrative expenses decreased $0.8 million, or 9.9%, from $8.1 million for the two quarters ended July 31, 1997 to $7.3 million for the two quarters ended August 2, 1998. As a percentage of total revenues, general and administrative expenses decreased 2.5 percentage points from 14.2% for the two quarters ended July 31, 1997 to 11.7% for the two quarters ended August 2, 1998. These decreases, both in dollars and in percentage of revenues, are primarily due to the Company's efforts to reduce overhead costs particularly corporate payroll.

         Amortization of Intangible Assets

         Intangible amortization expense increased $0.2 million, or 6.7%, from $3.0 million for the two quarters ended July 31, 1997 to $3.2 million for the two quarters ended August 2, 1998. This increase is entirely related to amortization of goodwill associated with the acquisition of the 38 video specialty stores as described above. As a percentage of total revenues, intangible amortization decreased 0.2 percentage points from 5.3% for the two quarters ended July 31, 1997 to 5.1% for the two quarters ended August 2, 1998. This percentage decrease is a function of the $5.4 million increase in total revenues.

         Debt Offering Write-Offs

         During the two quarters ended July 31, 1997 the Company wrote-off $5.1 million in Debt Offering expense associated with the Proposed Private Placement and related acquisitions due to the Company's decision to indefinitely delay such offering.

         Interest Expense and Other

         Net interest expense and other increased 1.5 million or 78.9% from $1.9 million for the two quarters ended July 31, 1997 to $3.4 million for the two quarters ended August 2, 1998. Interest expense comprises almost all this net amount. As a percentage of total revenues, interest expense increased 2.0 percentage points from 3.3% for the two quarters ended July 31, 1997 to 5.3% for the two quarters ended August 2, 1998. This increase is substantially attributable to additional interest expense incurred in connection with borrowings related to acquisitions.

         Net Income

         As a result of the foregoing, net income increased $3.8 million, or 108.6% from a $3.5 million net loss for the two quarters ended July 31, 1997 to $0.3 million of net income for the two quarters ended August 2, 1998.

                      WEST COST ENTERTAINMENT CORPORATION

         Certain Factors That May Affect Future Results

         The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

         The Company's rapid growth, particularly its acquisition of 280 video specialty stores since May of 1996 and franchising additional stores, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including the Blockbuster Entertainment division of Viacom, Inc., which has significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The costs of integrating newly acquired stores into the Company's systems may vary significantly from the amounts assumed for purposes of the Company's pro forma financial statements. The Company's common stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.


         PRO FORMA RESULTS OF OPERATIONS (Note 3)

         Quarter ended August 2, 1998 compared to Quarter ended July 31, 1997

         Revenues

         Pro forma revenues decreased by $0.9 million, or 2.9% from $31.6 million for the quarter ended July 31, 1997 to $30.7 for million for the quarter ended August 2, 1998. The mix of revenues, however, changed in the quarter ended August 2, 1998 compared to the quarter ended July 31, 1997. Rental revenue decreased as a result of unusually dry weather, but was partially offset by an increase in merchandise sales due to increased inventory levels and an increase in franchise fee revenues as a result of the settlement of a lawsuit.

         Net Income

         Pro forma net income increased by $3.7 million, from a net loss of $4.0 million for the quarter ended July 31, 1997 to a net loss of $0.3 million for the quarter ended August 2, 1998. This increase is primarily due to the write-off of $5.1 million in debt offering costs as described in Note 6 offset by the decrease in revenues as described above.


         Two Quarters ended August 2, 1998 compared to Two Quarters ended July 31, 1997

         Revenues

         Pro forma revenues decreased by $0.8 million, or 1.3%, from $63.1 million for the two quarters ended July 31, 1997 to $62.3 for the two quarters ended August 2, 1998. This is due to a decrease in rental revenues due to unusually dry weather in the second quarter partially offset by an increase in merchandise sales due to an increase in inventory levels and in franchise fee revenues as a result of the settlement of a lawsuit.

                      WEST COST ENTERTAINMENT CORPORATION

         NET INCOME

         Pro forma net income increased by $3.4 million, from a $3.2 million net loss for the two quarters ended July 31, 1997 to $0.2 million net income for the two quarters ended August 2, 1998. This increase was primarily due to the $5.1 million write off of costs relating to the debt offering taken during quarter ended July 31, 1997 offset by the decrease in revenues of $0.8 million mentioned above.


         LIQUIDITY AND CAPITAL RESOURCES

         For the two quarters ended August 2, 1998, the Company had net cash provided by operating activities of $17.2 million, net cash used in investing activities of $17.2 million (consisting of cash used to purchase videocassette rental inventory of $15.3 million and to purchase property and equipment of $1.9 million) and net cash used in financing activities of $0.2 million, resulting in a $0.2 million decrease in cash and cash equivalents.

         During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow .

         The amount of borrowings available under the Company's Credit Facility may decrease during the next twelve months ended August 1, 1999 if the Company does not attain certain debt-to-operating cash flow ratios (as defined); see Note 4. The Company presently believes that $10,000,000 may have to be repaid during the next twelve months.

         Immediately following the Company's decision to indefinitely delay its proposed private placement of debt securities in July of 1997, the Company instituted cost-cutting measures, which included downsizing its general and administrative costs from the levels reached in contemplation of the proposed acquisitions and said debt securities. The effects of these cost cutting measures are reflected in the financial results of the quarter ended August 2, 1998 and will continue to be realized during the balance of this fiscal year. While there can be no assurance, the Company expects these modifications to be sufficient to allow the Company to attain its debt to operating cash flow ratios and to support its current operations and growth plans over the next year.

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

         The Board of Directors has adopted a resolution of the possible delisting by NASDAQ by declaring the advisability of, and submitting to the stockholders for approval during the annual meeting on July 1, 1998, a proposal to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's common stock, pursuant to which each four shares of common stock will be automatically converted into one share without any action on the part of the stockholder (the "Reverse Split"). Management has met with NASDAQ with respect to the Company's submitted request to maintain its national market listing. Upon receipt of the response from NASDAQ, management will only proceed with the reverse split if deemed necessary. For more information on the Reverse Split see the Company's proxy statement dated June 1, 1998.

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

                       WEST COST ENTERTAINMENT CORPORATION

         2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

         Subject to the availability of sufficient funds under the Credit Facility, the Company's capital expenditure plan provides for continuing to convert the stores acquired in various prior acquisitions to West Coast Video(R) signage and format and installing certain West Coast layout and features at a rate of up to 50 stores per year at an estimated cost of $32,000 per store; the Company also has plans to relocate and open up to 50 stores. Build-out costs for relocated stores are expected to range from $30,000 to $225,000 per store. The Company's expansion plans are subject to the availability of sufficient funds under the Credit Agreement and its' ability to secure additional financing.

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

                      WEST COST ENTERTAINMENT CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
               None

Item 2.  Changes in Securities
               None

Item 3.  Defaults Upon Senior Securities
               Not Applicable

Item 4.  Submission of Matters to a Vote of the Security Holders

         At the Company's Annual Meeting of Stockholders held on July 1, 1998,
         (a) the vote with respect to the election of five directors was as follows: C. Stewart Forbes, 11,287,078 shares FOR and 400,171 shares WITHHELD; Wesley F. Hoag, 11,287,634 shares FOR and 399,615 shares WITHHELD; Ralph W. Standley III, 11,228,684 shares FOR and 458,565 shares WITHHELD; T. Kyle Standley, 11,218,484 shares FOR and 468,765 shares WITHHELD; M. Trent Standley, 11,227,128 shares FOR and 460,121 shares WITHHELD, (b) the vote with respect to the approval of an amendment to the Company's Certificate of Incorporation to effect a four into one reverse split of the Company's common stock $0.01 par value per share, as described in the Company's Proxy Statement was 9,907,052 shares FOR, 1,742,317 shares AGAINST and 6,000 shares ABSTAINING, and (c) the vote with respect to ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year was 11,645,462 shares FOR, 35,611 shares AGAINST and 6,176 shares ABSTAINING. All of the directors elected at the Annual Meeting were incumbent directors of the Company.


Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.0      -    Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Form 8-K reporting on item 8 change in fiscal year filed on May 15, 1998.

                      WEST COST ENTERTAINMENT CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WEST COAST ENTERTAINMENT
                                                  CORPORATION


Date:  September 16, 1998             By:       /s/ T. Kyle Standley
                                               ---------------------------
                                               T. Kyle Standley, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: September 16, 1998              By:       /s/ Richard G. Kelly
                                               ---------------------------
                                               Richard G. Kelly, Chief Financial
                                               Officer
                                               (Principal Financial Officer)



Date: September 16, 1998              By:       /s/ Jerry L. Misterman
                                               ---------------------------
                                               Jerry L. Misterman, Chief
                                               Accounting Officer
                                               (Principal Accounting Officer)