Form 10-Q
period 1998-11-01
WEST COAST ENTERTAINMENT CORP
filed 1999-01-27
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 1, 1998

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

                                Yes X     No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at January 8 ,1998
            Common Stock, $.01                             14,084,704
            par value per share

                      WEST COAST ENTERTAINMENT CORPORATION


                                      INDEX



Part I.           -  Financial Information                              Page No.

      Item 1.     -  Financial Statements

                  Consolidated Balance Sheets -
                     As of November 1, 1998 and January 31, 1998               3


                  Consolidated Statements of Operations-
                     Quarters and Three Quarters Ended
                     November 1, 1998 and October 31, 1997                     4

                  Consolidated Statements of Cash Flows-
                     Three Quarters Ended
                     November 1, 1998 and October 31, 1997                     5

                  Consolidated Statement of Stockholders Equity-
                     As of November 1, 1998 and January 31, 1998               6

                  Notes to Consolidated Financial Statements                   7

      Item 2.     -  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      12


Part II.          -  Other Information                                        20

      Item 1.     -  Legal Proceedings
      Item 2.     -  Changes in Securities
      Item 3.     -  Defaults Upon Senior Securities
      Item 4.     -  Submission of Matters to a Vote of the Security Holders
      Item 5.     -  Other Information
      Item 6.     -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except for par value)


                                                          November 1,   January 31,
                                                             1998          1998
                                                           ---------     ---------
                                                          (unaudited)
Assets:

Current assets:
  Cash and cash equivalents                                $   2,225     $   2,604
  Accounts receivable                                          1,426         1,629
  Merchandise inventory                                        9,458         8,216
  Income taxes receivable                                         --           441
  Deferred tax asset                                             820           820
  Market development funds and co-op receivable                1,343         2,124
  Receivable from officers                                       365           341
  Prepaid expenses and other current assets                      694           652
                                                           -----------------------
    Total current assets                                      16,331        16,827

Videocassette rental inventory, net (Note 2)                  33,927        32,005
Furnishings, equipment and leasehold improvements, net        18,273        18,953
Intangible assets, net of accumulated amortization           112,586       117,047
Other assets                                                   2,369         2,404
                                                           -----------------------
    Total assets                                           $ 183,486     $ 187,236
                                                           =======================

Liabilities and Stockholders' Equity:

Current liabilities:
  Current portion of long-term debt                        $   3,027     $       8
  Accounts payable                                            14,313        11,719
  Accrued expenses and other liabilities (Note 7)              8,708         4,926
  Income taxes payable                                           565            --
                                                           -----------------------
    Total current liabilities                                 26,613        16,653

Long-term debt (net of current portion) (Note 4)              62,143        65,006
Deferred tax liability                                         1,741         1,741
Other long-term liabilities                                       77           155
                                                           -----------------------
    Total liabilities                                         90,574        83,555

Stockholders' equity:
  Common stock ($0.01 par value; 14,160 shares
    as of November 1, 1998, of which 14,023 shares were
    outstanding and 137 shares to be issued; and
    13,843 shares outstanding at January 31, 1998,
    of which 13,706 shares were outstanding and
    137 shares to be issued)                                     142           138
  Preferred stock ($0.01 par value, 2,000 shares
    authorized, no shares issued)                                 --            --
  Additional paid in capital                                 104,085       104,063
  Accumulated deficit                                        (11,073)         (520)
  Treasury stock (92 shares of common stock at cost)            (242)           --
                                                           -----------------------
    Total stockholders' equity                                92,912       103,681
                                                           -----------------------
    Total liabilities and stockholders' equity             $ 183,486     $ 187,236
                                                           =======================

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                             Quarter ended         Three quarters ended
                                                          Nov 1,       Oct 31,      Nov 1,      Oct 31,
                                                          1998          1997         1998         1997
                                                         --------     --------     --------     --------
Revenues:
  Rental revenue                                         $ 22,711     $ 24,893     $ 73,904     $ 72,261
  Merchandise and other sales                               4,828        4,660       14,277       12,809
  Franchise fees                                              269          474        1,900        1,813
                                                         --------     --------     --------     --------
    Total revenues                                         27,808       30,027       90,081       86,883
                                                         --------     --------     --------     --------
Operating costs and expenses:
  Store operating expenses                                 14,829       14,902       42,939       42,160
  Cost of goods sold                                        4,063        3,167       10,746        8,773
  Amortization of videocassette and video game rental
    inventory (Note 2)                                      7,077        7,484       19,741       18,943
  Selling, general and administrative                       4,343        3,657       11,613       11,147
  Amortization of intangible assets                         1,613        1,866        4,878        4,866
  Store closing charge (Note 7)                             5,557           --        5,557           --
  Debt offering write offs (Note 6)                            --           --           --        5,125
                                                         --------     --------     --------     --------
    Total operating costs and expenses                     37,482       31,076       95,474       91,014
                                                         --------     --------     --------     --------
Loss from operations                                       (9,674)      (1,049)      (5,393)      (4,131)
                                                         --------     --------     --------     --------
Interest expense                                            1,587        1,443        4,852        3,387
Other expense (income)                                        164          (18)         308          (82)
                                                         --------     --------     --------     --------
Loss before provision for income taxes                    (11,425)      (2,474)     (10,553)      (7,436)

Provision for (benefit of) income taxes                      (634)        (837)           0       (2,252)
                                                         --------     --------     --------     --------
Net loss                                                 $(10,791)    $ (1,637)    $(10,553)    $ (5,184)
                                                         ========     ========     ========     ========
Net loss per common share-basic and diluted              $  (0.76)    $  (0.12)    $  (0.75)    $  (0.38)
                                                         ========     ========     ========     ========
Weighted average shares outstanding                        14,160       13,826       14,154       13,812
                                                         ========     ========     ========     ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            Three quarters ended
                                                             Nov 1,      Oct 31,
                                                              1998         1997
                                                            --------     --------
Cash flows from operating activities:
  Net income (loss)                                         ($10,553)    ($ 5,184)
  Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
    Amortization of debt financing costs                         282          157
    Amortization of videocassette rental inventory            19,741       18,943
    Depreciation and amortization of furnishings,
      equipment and leasehold improvements                     2,361        1,336
    Amortization of intangible assets                          4,878        4,866
    Deferred taxes                                                         (2,896)
    Store Closing Charge                                       5,557
    Changes in assets and liabilities:
      Accounts receivable                                        203          333
      Merchandise inventories                                 (1,359)      (2,874)
      Prepaid expenses and other assets                         (140)      (2,319)
      Accounts payable                                         2,594        6,695
      Accrued expenses and other liabilities                     545       (1,250)
      Income taxes                                             1,006       (1,555)
                                                            --------     --------
    Net cash provided by operating activities                 25,115       16,252
                                                            --------     --------
Cash flows from investing activities:
  Purchase of property and equipment                          (2,570)      (6,007)
  Purchase of videocassette rental inventory                 (22,864)     (22,083)
  Purchase of businesses, net of cash acquired                    --      (18,918)
                                                            --------     --------
    Net cash used in investing activities                    (25,434)     (47,008)
                                                            --------     --------
Cash flows from financing activities:
  Proceeds from long-term debt                                   162       32,200
  Repayment of long-term debt                                     (6)          (5)
  Proceeds from issuance of common stock, net                     26           80
  Purchase of treasury stock                                    (242)          --
                                                            --------     --------
    Net cash provided by (used in) financing activities          (60)      32,275
                                                            --------     --------
Net increase (decrease) in cash and cash equivalents            (379)       1,519

Cash and cash equivalents, beginning of period                 2,604        1,311
                                                            --------     --------
Cash and cash equivalents, end of period                    $  2,225     $  2,830
                                                            ========     ========
Supplemental cash flow data:
  Interest paid                                             $  4,376     $  3,136
                                                            ========     ========
  Income taxes paid                                         $    219     $  2,199
                                                            ========     ========

                 See accompanying notes to financial statements

                      WEST COAST ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (in thousands, except shares)


                                                                                                                        Total
                                                                          Additional    Accumulated                     Stock-
                                                    Common Stock           Paid-In        Surplus        Treasury       holders'
                                                Shares        Amount       Capital       (Deficit)         Stock         Equity
                                              ----------    ----------    ----------     ----------     ----------     ----------
Balance at January 31, 1997                   13,770,462    $      138    $  103,947      $   3,050      $      --     $  107,135
Shares issued-Employee Stock Purchase Plan        36,567            --           116             --             --            116
Shares issued-1996 acquisitions                   36,077            --            --             --             --             --
Net loss                                              --            --            --         (3,570)            --         (3,570)
                                              ----------    ----------    ----------     ----------     ----------     ----------

Balance at January 31, 1998                   13,843,106           138       104,063           (520)            --        103,681
Shares issued-1996 acquisitions                  302,065             3            (3)            --             --             --
Shares issued-Employee Stock Purchase Plan        14,590             1            25             --             --             26
Treasury stock recalled at cost                       --            --            --             --           (242)          (242)
Net loss                                              --            --            --        (10,553)            --        (10,553)
                                              ----------    ----------    ----------     ----------     ----------     ----------

Balance at November 1, 1998                   14,159,761    $      142    $  104,085     ($  11,073)    ($     242)    $   92,912
                                              ==========    ==========    ==========     ==========     ==========     ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 1, 1998 (unaudited)


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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

      On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52 or periodically, a 53 week fiscal year. Results for this fiscal year will reflect a 52 week year ending on January 31, 1999. The Company's quarter and three quarters ended November 1, 1998 includes revenue and certain operating expenses such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily rents, depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

      In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the quarter and three quarters ended November 1, 1998 are not necessarily indicative of the results to be expected for the year ending January 31, 1999.

      Income per common share data has been calculated per Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares were considered to be anti-dilutive for the computation of diluted earnings per share for the quarter and three quarters ended November 1, 1998 and October 31, 1997.

2     Videocassette Rental Inventory

      Videocassette rental inventory and related amortization are as follows (in thousands):

                                              November 1, 1998  January 31, 1998
                                              ----------------  ----------------
      Videocassette rental inventory             $  90,921         $  69,257
      Accumulated amortization                     (56,993)          (37,252)
                                                 ---------         ---------
                                                 $  33,928         $  32,005
                                                 =========         =========

                      WEST COAST ENTERTAINMENT CORPORATION

November 1, 1998 (unaudited)


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

      The Company is currently evaluating how to change its method of amortizing videocassette rental inventory to accelerate the amount of amortization. Since the Company last changed its method on August 1, 1997, revenue sharing arrangements within the industry with motion picture studios (which increase the number of copies of new releases in video stores) has resulted in earlier satisfaction of consumer demand thereby accelerating the rate of revenue recognition and decreasing the value of rental tapes. Two other publicly-held video chains who so far have participated in revenue sharing far greater than the Company have changed their method of amortizing videocassette inventories and have written their inventories down substantially; another publicly held video chain has announced its plans to change their method during their fourth

                      WEST COAST ENTERTAINMENT CORPORATION

November 1, 1998 (unaudited)


      quarter.

      The Company expects to complete its study during its fourth quarter ending January 31, 1999 and anticipates it will change its method, which will be accounted for as a change in accounting estimate effected, by a change in accounting principle. It is estimated that the Company will write-down its videocassette rental inventories by $10 to $15 million in its fourth quarter ending January 31, 1999.


3     Acquisitions

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

      The following unaudited pro forma information presents the results of operations as though (i) the June 1997 Acquisitions had occurred as of the beginning of the periods presented, and (ii) the borrowings under the Credit Facility (see Note 4) had occurred as of the beginning of the periods presented.

      The following unaudited pro forma net loss per share for the quarters and three quarters ended November 1, 1998 and October 31, 1997 was calculated by dividing the respective unaudited pro forma net loss by the pro forma weighted average number of shares of common stock outstanding after giving effect to (i) repayment of outstanding debt at the date of the Offering, and (ii) the impact of a detachable warrant with a primary supplier of videocassettes and a portion of a convertible note which was converted into shares of the Company's common stock as if the transactions had occurred on the first day of the periods presented. The pro forma weighted average number of common shares used to calculate pro forma net income per share was 14,159,761 for the quarters and three quarters ended November 1, 1998 and 14,017,839 for the three quarters ended October 31, 1997.

                      WEST COAST ENTERTAINMENT CORPORATION

November 1, 1998 (unaudited)


                                                        Unaudited
                                                        Pro Forma
                                           (in thousands, except per share data)
                                                   Three Quarters ended

                                               November 1,       October 31,
                                                  1998              1997

      Pro forma revenues                        $ 90,081          $ 93,174
      Pro forma net loss                         (10,553)           (4,833)
      Pro forma net loss per
         share - basic and diluted              $  (0.75)         $  (0.35)


4     Long Term Debt

      On December 15, 1997 the Company signed an agreement which incorporated the major points of but superceded its previous bank loan agreement (the "New Facility"). On June 11, 1998 and September 14, 1998, the Company signed amendments to the New Facility changing the term of the loan as well as certain maximum debt to operating cash flow ratios and minimum operating cash flow requirements as defined, as well as modifying certain permitted capital and other expenditures. As of November 1, 1998, the Company had $65,000,000 outstanding under the Credit Facility.

      On January 12, 1999, the Company signed an amendment to the New Facility (the "Revised Facility") increasing the Bank's commitment by $5,000,000 (the "Overadvance") to a total of $70,000,000 as well as providing for certain credit enhancements. The Revised Facility is a non-revolving loan maturing on February 14, 2000.

      Interest on the initial $65 million of the Revised Facility will bear and accrue at 2% above the Prime rate. The interest rate on the first $4 million of the Overadvance is equal to the Prime rate plus 2.5%; the interest rate on the remaining $1 million is equal to the Prime rate plus 3.5%. Should the Company not repay all debt in full on or prior to June 30, 1999, an additional 3% of interest for the preceding six months on the $65 million and on any Overadvance borrowed in the last six months will become due. In addition, a Commitment Extension Fee equaling 143 basis points times the total outstanding debt will accrue as of July 1, 1999 through February 1, 2000 should the debt remain unpaid as of August 31, 1999, subject to certain conditions.

                      WEST COAST ENTERTAINMENT CORPORATION


      Any payments of principle of the Revised Facility after the Overadvance permanently reduce the commitment. Commitment reductions commence on August 1, 1999 whereby a $3 million reduction occurs, followed by a $2.5 million reduction on November 1, 1999, and on February 1, 2000.

      The Revised Facility also provides for delivery to the agent on behalf of the banks a warrant to purchase, in the event that the all debt is not paid in full by September 30, 1999 subject to certain conditions, up to 5% of the Company's capital stock at a price equal to 75% of the average price of the stock during the 15 days prior to July 1, 1999.

      In association with the borrowing the Company will pay additional fees aggregating $300,000 which will be recorded in other long term assets and will be amortized over the term of the Revised Facility.

      The Revised Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including those of a financial nature.


5     Treasury Stock

      In the quarter ended May 3, 1998, treasury stock valued at $242,000 (92,000 shares) was received in satisfaction of amounts owed to the Company.


6     Debt Offering Write-Off

      On July 1, 1997, the Company's private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company has written-off $5.1 million in costs during the quarter ended July 31, 1997 that were incurred in connection with the Proposed Private Placement and related acquisitions.


7     Provision For Store Closing Charge

      During the quarter ended November 1, 1998 the Company began and completed an extensive analysis of its base store performance and made a decision to close approximately 33 of its stores. This analysis resulted in the Company recording a pretax charge of approximately $5,557,000. The components of the restructuring charge included approximately $3,100,000 in reserves of future cash outlays for lease terminations and miscellaneous closing costs, as well as approximately $2,457,000 in asset write downs. For the three quarters ended November 1, 1998, total revenues for the 33 stores amounted to $7.7 million.

8     Pre-Opening/Start Up Costs

      In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities." The SOP is effective for the Company beginning on February 1, 1999, and requires that start-up costs capitalized prior to February 1, 1999 are written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs as of January 31, 1999 will be written-off as a cumulative effect of an accounting change as of February 1, 1999. The impact of adopting this SOP has not yet been determined.

                      WEST COAST ENTERTAINMENT CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter ended November 1, 1998 compared to Quarter ended October 31, 1997

Revenues

Revenues decreased $2.2 million, or 7.3%, from $30.0 million for the quarter ended October 31, 1997 to $27.8 million for the quarter ended November 1, 1998. This change reflected a decrease of $2.2 million in rental revenues and an increase of $0.2 million in merchandise sales and a decrease in franchise fee revenues of $0.2 million.

Rental Revenues decreased $2.2 million or 8.8% from $24.9 million for the quarter ended October 31, 1997 to $22.7 million for the quarter ended November 1, 1998. Rental revenues decreased by $0.8 million as a result of store closures. The weighted average number of stores decreased from 292 stores during the third quarter ended October 31, 1997 to 283 stores during the third quarter ended November 1, 1998. In addition, average rental revenues per store decreased by approximately $5,000, or 6.2% which accounted for the remaining $1.4 million of the decrease. This rental revenue decrease was caused by both the impact of revenue sharing being used more extensively by the Company's competitors, which enables them to increase the number of copies of new release movies carried in their stores, and by the unusually dry and mild weather which has continued in the Company's geographic operating area for the past two quarters.

Merchandise sales increased $0.2 million, or 4.3%, from $4.6 million for the quarter ended October 31, 1997 to $4.8 million for the quarter ended November 1, 1998. Merchandise sales increased by $0.3 million primarily as a result of the impact of Titanic, which was priced as a sell-through title and released on September 1, 1998. The positive impact of Titanic was partially offset by the reduction in weighted average number of stores from 292 for the quarter ended October 31, 1997 to 283 for the quarter ended November 1, 1998 which caused merchandise sales to decrease by $0.1 million.

Franchise fee revenues decreased $0.2 million, or 40.0%, from $0.5 million for the quarter ended October

                      WEST COAST ENTERTAINMENT CORPORATION


31, 1997 to $0.3 million for the quarter ended November 1, 1998. This decrease is attributable to a decline in the number of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments or a decrease in the number of franchise stores.

As a result of the Company's store closures and other developments described above the mix of revenue sources changed to approximately 81.7% rental, 17.3% merchandising, and 1.1% franchising during the quarter ended November 1, 1998 from approximately 83.0%, 15.3%, and 1.7%, respectively, during the quarter ended October 31, 1997.

Store Operating Expenses

Store operating expenses decreased $0.1 million, or 0.7%, from $14.9 million for the quarter ended October 31, 1997 to $14.8 million for the quarter ended November 1, 1998. As a result of the decrease in weighted average number of stores from 292 to 283 due to store closures, as described above, store operating expenses decreased by $0.5 million during the quarter ended November 1, 1998 as compared to the quarter ended October 31, 1997. This $0.5 million decrease was offset by an $0.4 million increase in store operating expenses caused primarily by an increase in advertising expenses. In addition, as a percentage of total revenues, store operating expenses increased 3.5 percentage points from 49.7% for the quarter ended October 31, 1997 to 53.2% for the quarter ended November 1, 1998. This increases is a result of both the increase in advertising expense as previously discussed and the decrease in average store revenues as discussed above. Other than store salaries, which represent approximately 40% of store operating expenses, most of the remaining store operating expenses are fixed expenses.

Cost of Goods Sold

Cost of goods sold increased $1.0 million, or 32.3%, from $3.1 million for the quarter ended October 31, 1997 to $4.1 million for the quarter ended November 1, 1998. As a percentage of merchandise sales, cost of goods sold increased by 15.9 percentage points from 67.4% for the quarter ended October 31, 1997 to 83.3% for the quarter ended November 1, 1998. These increases in both dollars and as a percentage of merchandise sales were caused primarily by the impact of Titanic which was sold at a low margin and represented a significant portion of this quarter's merchandise sales.

Amortization of Videocassette and Video Game Rental Inventory

Amortization of rental inventory decreased $0.3 million, or 4.1%, from $7.4 million for the quarter ended October 31, 1997 to $7.1 million for the quarter ended November 1, 1998 primarily as a result of the $0.8 million pre-tax charge related to the new method of amortization as described in Note 2. As a percentage of rental revenues this amortization increased 1.6 percentage points from 29.7% for the quarter ended October 31, 1997 to 31.3% for the quarter ended November 1, 1998. This is primarily due to the net effects of purchase accounting for acquired stores and the adoption of the new method of amortization of rental inventory as described in Note 2.

General and Administrative Expense

General and administrative expenses increased $0.6 million, or 16.2%, from $3.7 million for the quarter ended October 31, 1997 to $4.3 million for the quarter ended November 1, 1998. As a percentage of total revenues, general and administrative expenses increased 2.8 percentage points from 12.3% for the quarter ended October 31,1997 to 15.5% for the quarter ended November 1, 1998. These increases, both in dollars and in percentage of revenues, are primarily due to recording an allowance for uncollectable receivables of $0.5 million. This charge represents 1.8 percentage points of the

                      WEST COAST ENTERTAINMENT CORPORATION


percentage increase. The remaining 1.0 percentage point increase is due to the decrease in revenues as discussed above since most general and administrative expenses are fixed.

Amortization of Intangible Assets

Intangible amortization expense decreased $0.3 million, or 15.8%, from $1.9 million for the quarter ended October 31,1997 to $1.6 million for the quarter ended November 1, 1998. As a percentage of total revenues, intangible amortization decreased 0.5 percentage points from 6.3% for the quarter ended October 31, 1997 to 5.8% for the quarter ended November 1, 1998. These changes are entirely related to amortization of goodwill associated with acquisitions.

Store Closing Charge

During the quarter ended November 1,1998, the Company has written-off $5.6 million in Store Closing costs associated with managements decision to close approximately 33 of its stores as described in Note 7.

Interest Expense and Other

Net interest expense and other increased $0.3 million, or 21.4%, from $1.4 million for the quarter ended October 31, 1997 to $1.7 million for the quarter ended November 1, 1998. As a percentage of total revenues, interest expense increased 1.1 percentage points from 4.7% for the quarter ended October 31, 1997 to 5.8% for the quarter ended November 1, 1998. The increase is substantially attributable to additional interest expense incurred in connection with borrowings related to fund the June 1997 acquisitions.

Net Loss

As a result of the foregoing, net loss increased $9.2 million, or 575.0%, from a $1.6 million net loss for the quarter ended October 31, 1997 to a $10.8 million net loss for the quarter ended November 1, 1998.

Three Quarters ended November 1, 1998 compared to Three Quarters ended October 31, 1997

Revenues

Revenues increased $3.2 million or 3.7% from $86.9 million for the three quarters ended October 31, 1997 to $90.1 million for the three quarters ended November 1, 1998. This change reflected an increase of $1.6 million in rental revenues, an increase of $1.5 million in merchandise sales and an increase of $0.1 million in franchise fee revenue.

Rental revenues increased $1.6 million or 2.2% from $72.3 million for the three quarters ended October 31, 1997 to $73.9 million for the three quarters ended November 1, 1998. An additional $4.9 million of rental revenues was added by the acquisition of 38 video specialty stores, consisting of 37 stores acquired on June 16, 1997 and 1 store acquired on June 24, 1997. As a result these 38 stores' rental revenues are in for the entire three quarters ended November 1, 1998 as compared to from mid-June, 1997 to October 31, 1997 or approximately 50% of the prior year three quarters ended October 31, 1997. This increase as a result of acquisitions was primarily offset by a decrease in the weighted average store count, which accounted for a $3.4 million decrease in rental revenues. Without considering the June 1997 acquisitions totaling 38 stores, the weighted average number of stores decreased from 258 stores for the three quarters ended October 31, 1997 to 245 stores for the three quarters ended November 1, 1998. The remaining $0.1 million increase in rental revenues was the result of average store rental revenues increasing for the three quarters this year as compared to the previous year

                      WEST COAST ENTERTAINMENT CORPORATION


Merchandise sales increased $1.5 million or 11.7% from $12.8 million for the three quarters ended October 31, 1997 to $14.3 million for the three quarters ended November 1, 1998. An additional $1.0 million of merchandise sales was added by the 38 store acquisition as described above, plus $1.1 million of merchandise sales was added by an increase in the average sales per store for the remaining stores as a result of placing greater emphasis on such revenues by expanding inventory levels of new movies for sale and the impact of Titanic which was released for sale on September 1, 1998. These increases totaling $2.1 million were offset by an $0.6 million decrease as a result of the weighted average store count decreasing by 13 stores as described above.

Franchise fee revenue increased $0.1 million, or 5.6% from $1.8 million for the three quarters ended October 31, 1997 to $1.9 million for the three quarters ended November 1, 1998. This increase is primarily related to the settlement of a lawsuit which recovered old franchise fee revenues previously not recorded for $0.4 million during the second quarter ended August 2, 1998, which was partially offset by a $0.3 million decrease attributable to a decline in the number of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments or a decrease in the number of franchise stores.

As a result of the Company's acquisition activities and other developments described above, the mix of revenue sources changed to approximately 82.0% rental, 15.9% merchandising and 2.1% franchising during the three quarters ended November 1, 1998 from approximately 83.2%, 14.7%, and 2.1%, respectively, during the three quarters ended October 31, 1997.



Store Operating Expenses

Store operating expenses increased $0.7 million, or 1.7%, from $42.2 million for the three quarters ended October 31, 1997 to $42.9 million for the three quarters ended November 1, 1998. After factoring in the impact of the 38 video specialty stores acquired in June 1997 as described above, store operating expenses actually decreased by $2.0 million. Store operating expenses for the full three quarters this year for these 38 stores amounted to $5.5 million as compared to $2.8 million incurred for one-half of the year that the stores were owned in 1997. As a percentage of total revenues, store operating expenses decreased 1.0 percentage point from 48.6% for the three quarters ended October 31, 1997 to 47.6% for the three quarters ended November 1, 1998. These decreases in both dollars as adjusted above and as a percentage of revenues are primarily due to the continued efforts of management to control and reduce store operating expenses.

Cost of Sales

Cost of goods sold increased $2.0 million, or 22.7%, from $8.8 million for the three quarters ended October 31, 1997 to $10.8 million for the three quarters ended November 1, 1998, primarily as a result of an increase in merchandise sales volume due to the acquisition of the 38 video specialty stores and increased emphasis on merchandise sales by expanding inventories as described above.

As a percentage of merchandise sales, cost of goods sold increased by 3.9 percentage points from 68.8% for the three quarters ended October 31, 1997 to 72.7% for the three quarters ended November 1, 1998. These increases in both dollars and as a percentage of merchandise sales were caused primarily by the impact of Titanic which represented a significant portion of this quarter's merchandise sales which was sold at a low margin.

Amortization of Videocassette and Video Game Rental Inventory

                      WEST COAST ENTERTAINMENT CORPORATION


Amortization of Rental Inventory increased $0.8 million, or 4.2%, from $18.9 million for the three quarters ended October 31, 1997 to $19.7 million for the three quarters ended November 1, 1998, as a result of the acquisition of the 38 video specialty stores as described above. As a percentage of rental revenues this amortization increased 0.6 percentage points from 26.1% for the three quarters ended October 31, 1997 to 26.7% for the three quarters ended November 1, 1998. This increase is due to the net effects of purchase accounting for acquired stores and the adoption of the new method of amortization of rental inventory effective August 1, 1997 as described in Note 2.

General and Administrative Expense

General and administrative expenses increased $0.5 million, or 4.5%, from $11.1 million for the three quarters ended October 31, 1997 to $11.6 million for the three quarters ended November 1, 1998. As a percentage of total revenues, general and administrative expenses increased 0.1 percentage point from 12.8% for the three quarters ended October 31, 1997 to 12.9% for the three quarters ended November 1, 1998. Decreases in salaries of $0.5 million were offset by increases in professional fees and the recording during this quarter of an $0.5 million allowance for uncollectable receivables.

Amortization of Intangible Assets

Intangible amortization expense remained unchanged at $4.9 million for both quarters ended October 31, 1997 and November 1, 1998. As a percentage of total revenues, intangible amortization decreased 0.2 percentage points from 5.6% for the three quarters ended October 31, 1997 to 5.4% for the three quarters ended November 1, 1998. This percentage decrease is a function of the $3.2 million increase in total revenues.

Debt Offering Write-Offs

During the three quarters ended October 31,1997, the Company wrote off $5.1 million in Debt Offering expense associated with the Proposed Private Placement as described in Note 6 and related acquisitions due to the Company's decision to indefinitely delay such offering.

Store Closing Costs

During the quarter ended November 1,1998, the Company has written-off $5.6 million in Store Closing costs associated with the managements decision to close approximately 33 of its stores as described in Note 7.

Interest Expense and Other

Net interest expense and other increased 1.9 million or 57.6% from $3.3 million for the three quarters ended October 31, 1997 to $5.2 million for the three quarters ended November 1, 1998. As a percentage of total revenues, interest expense increased 1.6 percentage points from 3.8% for the three quarters ended October 31, 1997 to 5.4% for the three quarters ended November 1, 1998. This increase is substantially attributable to additional interest expense incurred in connection with borrowings related to acquisitions.

Net Loss

As a result of the foregoing, net loss increased $5.4 million, or 103.8% from a $5.2 million net loss for the three quarters ended October 31, 1997 to a $10.6 million net loss for the three quarters ended November 1, 1998.

Certain Factors That May Affect Future Results

                      WEST COAST ENTERTAINMENT CORPORATION

The following important factors, among others, could cause actual results of operations to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q or any forward-looking statements made elsewhere by management of the Company from time to time.

The Company's rapid growth, particularly its acquisition of 280 video specialty stores since May of 1996 and franchising additional stores, could strain the Company's ability to manage operations, integrate newly acquired stores into its systems, and effectively pursue its growth strategy. The Company competes with many others, including the Blockbuster Entertainment division of Viacom, Inc., which has significantly greater financial and marketing resources, market share, and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variation in the acceptance of new release titles available for rental and sale, the extent of competition, marketing programs, weather, the timing of any holiday weekends, special or unusual events, and other factors that may affect retailers in general. As described in
Note 2, the Company anticipates a $10 to $15 million write-down of its videocassette rental inventories in its fourth quarter ending January 31, 1999. There can be no assurance that stores already acquired or acquired in future will perform as expected or that the prices paid for such stores will prove to be advantageous. The Company's common stock has traded publicly only since May 14, 1996 and no prediction can be made as to future price levels for such stock.

                      WEST COAST ENTERTAINMENT CORPORATION


PRO FORMA RESULTS OF OPERATIONS (Note 3)

Three Quarters ended November 1, 1998 compared to Three Quarters ended October 31, 1997

Revenues

Pro forma revenues decreased by $3.1 million, or 3.3%, from $93.2 million for the three quarters ended October 31, 1997 to $90.1 million for the three quarters ended November 1, 1998. This is due to a decrease in rental revenues due to store closures and unusually dry weather in the second and third quarters partially offset by an increase in merchandise sales due to the impact of Titanic and an increase in inventory levels.

Net Loss

Pro forma net loss increased by $5.8 million, from $4.8 million net loss for the three quarters ended October 31, 1997 to $10.6 million net loss for the three quarters ended November 1, 1998. The $5.1 million write off of costs relating to the debt offering taken during the quarter ended July 31, 1997 was offset by the net loss incurred during the quarter ended November 1, 1998 as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

For the three quarters ended November 1, 1998, the Company had net cash provided by operating activities of $25.1 million, net cash used in investing activities of $25.4 million (consisting primarily of cash used to purchase videocassette rental inventory of $22.8 million and to purchase property and equipment of $2.6 million) and net cash used in financing activities of $0.1 million, resulting in a $0.4 million decrease in cash and cash equivalents.

During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow .

On January 12, 1999 the Company signed an amendment to its bank agreement increasing the availability under the facility from $65,000,000 to $70,000,000, as well as providing for certain credit enhancements. The amended credit agreement is a non-revolving facility maturing February 14, 2000. The bank agreement includes covenants, including but not limited to, minimum operating cash flow, minimum net worth, dividend restrictions, and limitations on indebtedness. The facility is secured by substantially all of the Company's assets.

In the event the debt is not repaid in full, subject to certain conditions, prior to September 30, 1999, the banks have the right under a warrant agreement to purchase 5% of the Company's common stock at 75% of the upon the average price 15 days prior to July 1, 1999.

The Company has retained an investment banking firm to pursue a wide range of strategic alternatives.

In the future, the Company may seek debt refinancing, additional debt financing or equity capital through additional private or public offerings of securities. The availability of debt refinancing, additional debt financing or equity capital will depend on prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has no control, as well as the Company's financial conditions and results of operations.

On October 7, 1998, the Company received formal notice from NASDAQ that its stock would no longer be eligible to be traded through the NASDAQ National Market, due to the Company's inability to meet the NASDAQ requirement to maintain $4 million of tangible net worth and a $1.00 bid price, or in the alternative a $5.00 bid price and sales of $50 million. Currently the Company stock is trading on the OTC Bulletin Board.

During the quarter the Company implemented a plan to close certain under performing stores, for which it recorded a one-time charge of $5.6 million. In addition, the Company executed an expense reduction program, which when combined with the aforementioned store closures, is expected to result in a savings of $4 million annually.

Capital Commitments. The remaining aggregate costs of upgrading West Coast's management information systems and integrating stores acquired in prior acquisitions on to such systems are expected to be approximately $1.8 million within the fiscal year ending February 6, 2000.

The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company intends to upgrade its POS systems within the fiscal year ending February 6, 2000 in an effort to make more detailed data available on a system wide basis in a timely manner at a cost of approximately $1.8 million. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions to the new POS system, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

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

Under certain cross-purchase and area development agreements, the Company will be entitled to acquire (and, subject to certain conditions, will be required to acquire, if the owners elect to put) all of the assets of up to 20 stores operated or to be operated by such owners. In conjunction with such agreements commencing in 2001, the Company is subject to puts; however it is not certain that any of the puts will be consummated. The purchase prices will be equal to specified multiples of the stores' net operating cash flow payable in shares of the Company's common stock.

Rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonable expected to be completely realized n cash or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenue, the classification of these assets as noncurrent results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity.

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

Item 3.     Defaults Upon Senior Securities
                  Not Applicable

Item 4.     Submission of Matters to a Vote of the Security Holders
                  None

Item 5.     Other Information
                  None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27.0  - Financial Data Schedule

            (b)   Reports on Form 8-K

                  A Form 8-K reporting on item 4 Changes in Registrant's
            Certifying Accountant was filed on November 20, 1998, reporting the termination of PricewaterhouseCoopers LLP.

                  A Form 8-K reporting on item 4 Changes in Registrant's
            Certifying Accountant was filed on January 11, 1999, reporting the selection and appointment of BDO Seidman, LLP.

                      WEST COAST ENTERTAINMENT CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WEST COAST ENTERTAINMENT
                                      CORPORATION


Date: January 27, 1998          By: /s/ T. Kyle Standley
                                    ------------------------------------
                                    T. Kyle Standley, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: January 27, 1998          By: /s/ Richard G. Kelly
                                    ------------------------------------
                                    Richard G. Kelly, Chief Financial Officer
                                    (Principal Financial Officer)



Date: January 27, 1998          By: /s/ Jerry L. Misterman
                                    ------------------------------------
                                    Jerry L. Misterman, Chief Accounting Officer
                                    (Principal Accounting Officer)