Form 10-K
period 1999-01-31
WEST COAST ENTERTAINMENT CORP
filed 1999-05-18
CIK 1005858

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

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


    Indicate by check mark whether (1) the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

    The aggregate market value as of April 22, 1999 of Common Stock held by non-affiliates of the Registrant was approximately $4,826,111

    The number of shares of Common Stock outstanding as of April 22, 1999 was 14,084,704.


DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.


                      WEST COAST ENTERTAINMENT CORPORATION

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                          PART I
Item 1.      Business                                                           3
Item 2.      Properties                                                        11
Item 3.      Legal Proceedings                                                 12
Item 4.      Submission of Matters to a Vote of Security Holders
             Executive Officers                                                12

                                          PART II
Item 5.      Market for the Registrants' Common Stock and Related Stockholder
             Matters                                                           13

Item 6.      Selected Consolidated Financial Data                              13
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             14
Item 8.      Financial Statements and Supplementary Data                       24
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                              41

                                         PART III
Item 10.     Directors and Executive Officers of the Registrant                42

Item 11.     Executive Compensation                                            43
Item 12.     Security Ownership of Certain Beneficial Owners and Management    46
Item 13.     Certain Relationships and Related Transactions                    47

                                          PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K   47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    West Coast Entertainment Corporation (the "Company") is one of the largest owners, operators and franchisors of video retail specialty stores in the United States in terms of system-wide revenues. The Company competes directly against major regional and national video rental stores in most of its markets and believes it is the leading video specialty retailer, in terms of number of stores, in many of the major markets in which Company-owned stores operate. At January 31, 1999, the Company owned and operated 261 video specialty stores and franchised 160 video specialty stores located in 22 states, principally in the Northeast and Midwest.

    The Company is a leading video specialty retailer whose stores are designed and managed to create an atmosphere that enhances the appreciation of movies, children's video programming and video games. In general, the Company's stores rent and sell videocassettes, rent video games and sell certain popular electronic accessories along with a variety of confectionery items. Sites for the Company's stores, within each designated trade area, are selected on the basis of such factors as visibility, ready accessibility (particularly for evening drivetime parking), signage and adaptability of existing structures to the Company's requirements, as well as cost considerations. The Company's stores vary in layout and inventory according to local market needs. The Company's stores range in size from 750 square feet to 12,000 square feet and generally carry a comprehensive selection of 7,000 to 17,000 prerecorded videocassettes. System-wide, a substantial majority of the Company's stores are currently operated under the West Coast Video(R) name; the remainder are operated under names such as Videosmith(R).

    As described in more detail below, the Company's long term strategy is to expand its presence by developing new stores, expanding its franchise system through acquisitions and area development agreements and by selectively acquiring independently owned stores as well as stores owned by existing West Coast Video(R) franchisees, subject to the availability of financing to the Company.

INDUSTRY OVERVIEW

     According to Paul Kagan Associates ("Paul Kagan"), the United States videocassette rental and sales industry has grown from $9.8 billion in revenue in 1990 to approximately $16.8 billion in revenue in 1998, and is expected to reach $20.8 billion in 2002. The video retail industry is highly fragmented, and in recent years has been characterized by increased consolidation as larger superstore chains continue to increase market share by opening new stores and acquiring smaller, local operators. According to the Video Software Dealers Association ("VSDA"), the video retailing industry association, the number of video specialty stores operating in 1998 was between 25,000 and 30,000. The Company believes that additional consolidation will continue as the video retail industry evolves from smaller, local stores to regional and national superstore chains. The Company believes that, although video specialty store revenues will continue to grow as consumers rent and purchase prerecorded videos, a greater rate of growth will occur among those operators engaged in acquisitions.

     Paul Kagan reports that the video retail industry represented the single largest source of revenue to movie studios and accounted for approximately $6.7 billion, or 48.5%, of the $13.8 billion of estimated domestic studio revenue in 1998. Of the hundreds of movies produced and released by the major studios each year in the U.S., relatively few are profitable for the movie studios based on box office revenue alone. According to the Motion Picture Association of America ("MPAA"), between 1990 and 1997 only 7.2% of all movies released generated in excess of $20 million in U.S. theater revenue for studios; over the same period, members of the MPAA reported that the average production, advertising and distribution cost of such movies increased from $38.8 million to $75.7 million per movie. The Company believes its customers are more likely to rent or purchase "non-hit" movies on videocassette than on any other medium because video retail stores provide a compelling opportunity to shop and make an impulse choice among a very broad selection of new title releases. As a result, video retail stores, including those operated by the Company, selectively purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the independent and major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Thus, the Company believes movie studios have many compelling reasons to protect this unique and significant source of revenue.

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

During 1998, a number of major studios and large video retailers adopted revenue sharing as an alternative to historical business models of directly purchasing rental titles. Under revenue sharing the retailer typically incurs an upfront fee to acquire videocassettes, with an ongoing requirement to share the revenue generated on a pre-determined percentage over a specific period of time with the studios. Given the purported lower cost of product, the retailer has the additional requirement of acquiring 2 to 4 times the number of copies of a title than it would have acquired under the traditional purchase model.

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


INTELLECTUAL PROPERTY

    The Company owns a number of trademarks, trade names and service marks including West Coast Video(R), The Movie Buff's Movie Store(R), Game Power Headquarters(TM), net.spot(TM), The Projector(TM), Spotlight on Video(TM) as well as Videosmith(R) and other trade names under which certain recently acquired stores are currently conducting business pending their transition to the West Coast Video(R) name and signage. The Company has acquired an exclusive licensing arrangement to reproduce and utilize graphically enhanced versions of Bernard of Hollywood(TM) photographs of legendary actors and actresses which are currently utilized inside the Company's stores and may also be utilized for other promotional purposes and on merchandise produced by the Company to be sold in its stores.


BUSINESS STRATEGY

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

    - Employing New Store Design. As of January 31, 1999, the Company completed nearly three years of design and testing of a new store format that it believes provides video customers with the premier retailing experience in the industry. Elements of this new design were chosen to receive the 1997 Mobius Award, an international advertising design award, in the Company's fourth quarter. New initial test stores opened utilizing this format have operated at a revenue level substantially in excess of the Company's current average revenue per store.

    - Providing Comprehensive Customer Service. The Company believes that it builds customer loyalty and promotes additional store visits and product rentals by offering superior customer service through a highly trained sales force having comprehensive product knowledge. The Company's approach is epitomized by its slogan The Movie Buff's Movie Store.(R)The Company believes its sales force's appreciation and understanding of movies, children's video programming and interactive electronic entertainment products can result in a higher level of service than most of its competitors. An important criterion used in the Company's recruitment and selection of employees is their general knowledge in regard to movies and electronic games. In addition, employees undergo continuous training to increase their knowledge about the store's video titles and about cinema and electronic games in general. The Company believes that the implementation of this strategy in the stores which it acquires can result in higher sales per customer, higher overall customer satisfaction, higher customer loyalty, lower employee turnover levels and higher catalog title inventory turnover.


The key elements of the Company's growth strategy will be:

    - Selectively Developing New Stores. Subject to the availability of capital, the Company plans to open, expand and relocate video retail stores in locations where extensive store location studies indicate a substantial probability of success. Most of these locations will be within the Company's existing areas of geographic concentration.

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

    The Company is currently seeking alternative financing sources, as well as pursuing other strategic initiatives and has engaged an investment bank to explore alternatives including, but not limited to a merger, sale, refinancing, or partial divestiture.


OPERATIONS

    The Company's operating systems have been developed and tested over many years. Management believes that these systems will allow the Company to manage operations without incurring substantial incremental general and administrative expense. At January 31, 1999, the West Coast corporate staff included 79 professionals working in the following capacities:

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

    The Company develops an extensive quarterly marketing campaign several months in advance of its implementation period. The store managers' kits for these campaigns provide national and regional promotions and media flight schedules in a format that is designed to facilitate local store customization. The campaigns have earned a wide variety of national awards from the VSDA in the past six years, including "Best Overall Campaign," "Best Community Service" and "Best Special Media/Special Events." These campaigns have increased the familiarity of existing and potential customers with the Company and are also intended to increase customer rental and purchase transactions and frequency of visits.

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

    M.I.S./TELECOMMUNICATIONS. The Company utilizes POS software systems with continuous inventory and customer database and extensive management reporting capabilities. Nearly all of its franchisees utilize compatible POS software. In 1999, the Company intends to upgrade its POS system in an effort to make more detailed data available more quickly on a system-wide basis. In addition, the Management Information Systems department provides a broad range of services to management as well as to owned and operated stores and franchised stores. Such services include: management of various relational databases which aid in movie and interactive electronic entertainment products purchasing; store site evaluation and selection and customer profiling and targeting; on-line POS and other store and corporate software maintenance, service and repair; technical support for the installation of store computer hardware and software; maintenance of hardware support agreements; on-line verification of franchisee revenues for royalty audit purposes; Company and franchisee staff POS system training; and enhancement and upgrading of POS software.

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

DEVELOPMENT OF THE COMPANY

    West Coast Entertainment Corporation is a Delaware corporation established by Ralph W. Standley III and T. Kyle Standley in February 1995 (originally under the name RKT Acquisition Co.) for two purposes: (i) to combine four corporations (the "Predecessor Corporations") through which the Standley family had theretofore conducted their video store business and (ii) to acquire substantially all of the operating assets relating to franchise operations of West Coast Video Entertainment, Inc., an unrelated third party, and its four affiliated corporations. In July 1995, each of the Predecessor Corporations, Giant Video Corporation ("GVC"), Nostalgia Ventures, Inc. ("NVI"), G.V. Management Corp. ("GVMC") and Videosmith (DE) Incorporated ("VDI"), merged with and into the Company ("the Merger"). As a result of the Merger, the former stockholders of the Predecessor Corporations became stockholders of the Company. Simultaneously, the Company, through its wholly-owned subsidiary West Coast Franchise, a Delaware corporation, acquired substantially all of the franchise-related operating assets of the West Coast Entertainment Incorporated Companies, which had previously conducted a video store franchising business under independent ownership in Philadelphia, Pennsylvania.

    The Predecessor Corporations that were merged into the Company had previously conducted their respective operations under substantially common ownership. GVC, an Ohio corporation, was incorporated in 1989 and opened its first video specialty store in Dayton, Ohio in June 1989. In April 1993, all of the outstanding stock of NVI, an Ohio corporation with seven stores in the Greater Dayton area, was acquired by the controlling stockholders of GVC from unrelated third parties. In August 1994, the controlling stockholders of NVI, together with certain other investors, acquired from an unrelated third party through VS Acquisition Corp., a newly formed Delaware corporation ("VSAC"), all of the outstanding stock of VDI, the parent of Videosmith Incorporated, a Massachusetts corporation with 14 stores in Massachusetts. Shortly thereafter, VSAC merged with and into VDI. In May 1992, the controlling stockholders of GVC formed an Ohio corporation, GVMC, which provided management services to certain of the other corporations.

    The Company's growth since fiscal 1997 is described under "-- Acquisitions."

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

YEAR ENDED JANUARY 31, 1998

June, 1997 Acquisitions

On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company, for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately $0.7 million of acquisition costs.

YEAR ENDED JANUARY 31, 1999

There were no significant acquisitions by the Company during the year ended January 31, 1999.



STORE LOCATIONS

    The following table lists the number of stores owned and franchised by the Company in each state or foreign country at January 31, 1999.

                                          NUMBER OF
                                          OWNED AND        NUMBER OF        TOTAL
                                       OPERATED STORES  FRANCHISED STORES   STORES
                                       ----------------------------------------------
          STATE OR FOREIGN COUNTRY
          Pennsylvania                      49                 65                114
          New Jersey                        60                 25                85
          Massachusetts                     35                 10                45
          New York                          33                 2                 35
          Ohio                              30                 5                 35
          Kentucky                          16                 -                 16
          Louisiana                          5                 11                16
          Indiana                            9                 1                 10
          Florida                            5                 4                 9
          Maryland                           -                 8                 8
          Virginia                           8                 -                 8
          Illinois                           -                 7                 7
          Arkansas                           5                 -                 5
          Mississippi                        -                 5                 5
          Canada                             -                 4                 4
          Oklahoma                           3                 -                 3
          Texas                              2                 1                 3
          Connecticut                        -                 2                 2
          Curacao                            -                 2                 2
          Delaware                           1                 1                 2
          Minnesota                          -                 2                 2
          Peru                               -                 2                 2
          California                         -                 1                 1
          New Hampshire                      -                 1                 1
          Arizona                            -                 1                 1


                   Total..........         261                160              421
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

SUPPLIERS

    The Company is contractually obligated to purchase from Ingram Entertainment ("Ingram") the lesser of 30% of its annual requirements of rental videocassettes and video game products or $25 million through July 12, 2000 and the lesser of 25% of its annual requirements or $25 million through July 12, 2002. Ingram may terminate this contract at any time for any reason upon 90 days prior written notice. The Company currently receives marketing funds and an advertising allowance from Ingram based upon a percentage of the Company's videocassette and video game purchases. If the relationship with Ingram were terminated, the Company believes that it could readily obtain its required inventory of videocassettes and video games from alternative suppliers at prices and on terms comparable to those with Ingram.

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

    The franchise agreement requires the Company's express written agreement to any transfer of a franchise or any sale of a controlling interest in a franchisee. The agreement also authorizes the Company at any time to inspect and monitor the franchisee's operations and audit its books and records. The Company is entitled to terminate a franchise for a material breach of the terms of the franchise agreement, subject to compliance with certain state laws regarding termination for cause, prior notice and similar matters. During the year ended January 31, 1999, the Company has terminated 24 franchise agreements and an additional 20 franchise agreements have expired.

    AREA DEVELOPMENT AGREEMENTS. The Company has developed and executed area development agreements which allow a franchisee the right to develop a significant number of stores within a specified time period in specific geographic locations.

COMPETITION AND TECHNOLOGICAL OBSOLESCENCE

      The Company competes with all forms of entertainment and leisure activities including other local, regional and national video retail stores, including the Blockbuster Entertainment division of Viacom, Inc.
("Blockbuster"),
and with other video retailers offering prerecorded videocassettes. Some of the Company's competitors have significantly greater financial and marketing resources, market share and name recognition than the Company.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service and convenience of store access. The Company does not believe that pricing is a competitive factor amongst video retailers, although it is a significant factor relative to competition with other forms of entertainment. In addition, as a result of direct competition with Blockbuster and a trend toward obtaining product via revenue sharing agreements, rental pricing of videocassettes and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company. The Company is currently negotiating to obtain similar copy depth via new revenue sharing agreements and other studio purchasing programs which it believes will compensate for financial effects of these programs by its competitors, however, there can be no assurance that such agreements will be consummated.

     The Company competes with several delivery systems including cable, satellite and pay-per-view cable television systems, to which subscribers pay a fee to see a movie selected by the subscriber. Current pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite (DBS) receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are enabling cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day on demand. Select cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon published information, the Company believes these tests have been unsuccessful. The Company also believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studios' largest source of revenue. As a result, the Company believes movie studios will continue to make movie titles available to cable television or other distribution channels only after revenues have been derived from the sale of videocassettes to video stores.

     The Company also believes substantial technological advances will need to be developed in order to allow pay-per-view television to match the low price, viewing convenience and selection available through video rental and substantial capital expenditures will be necessary to implement these systems. In contrast, according to Adams Media Research, 78.8 million, or 82%, of all U.S. television households own a VCR. Currently, the Company does not believe that these competitive technologies represent a near term competitive threat to its business. However, technological advances or changes in the manner in which movies are marketed, including the earlier release of movie titles to pay-per-view, direct broadcast satellite, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company.

     Movies recorded on digital videodiscs ("DVD") were introduced in March of 1997, as a new product format with significant potential for the industry. Because of the ease of use and durability of DVD, it is anticipated that consumers will be receptive to the introduction of DVD as a new product format for viewing movies and other products in home entertainment. Currently, the Company offers DVD for rental and sale in approximately 60 stores in primarily metropolitan markets. The Company expects to expand its DVD software availability to other markets once the installed base will support such an investment. In the near term, however, retail prices on DVD players are expected to remain high, and the option to allow recordability to DVD, at a consumer-level price point, is still several years away. In addition, only a fraction of the titles available on video are available on DVD, and new releases are typically available on videotape at an earlier date than on DVD. At this date DVD has not yet attained universal support from movie studios.

EMPLOYEES

    At January 31, 1999, the Company had 2,277 employees, including 2,198 in retail stores and the remainder in corporate administrative and warehousing operations. Of such employees, 631 were full-time and 1,646 were part-time. Staffing requirements for the Company's stores range from 6 to 12 employees, depending on size and location, and typically include one store manager and one or two assistant managers. Store managers report directly either to a

Regional Vice President (of which the Company currently has ten) or, in regions with many stores, to a district manager who, in turn, reports to a Regional Vice President. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

    The Company's growth could strain the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. The Company competes with many others, including Blockbuster, having significantly greater financial and marketing resources, market share and name recognition than the Company. Further developments in competing technologies could have a material adverse effect upon the video retail industry and the Company's financial condition and results of operations. Industry and Company revenues are somewhat seasonal and may be affected by many factors, including variations in the acceptance of new release titles available for rental and sale, the extent of marketing and promotional programs, weather, special or unusual events and other factors that may affect retailers in general. There can be no assurance that stores already acquired or acquired in the future will perform as expected or that the prices paid for such stores will prove to be advantageous. The Company's growth will be constrained by limitations under its current capital structure.


ITEM 2.  PROPERTIES

    In January 1997, the Company moved into its new corporate headquarters, located at One Summit Square, Suite 200, Route 413 & Double Woods Road, Langhorne, Pennsylvania, which consists of approximately 17,600 square feet of office space. This facility is rented under a lease which expires in April 2002. The Company has one extension option for a five-year period and certain early termination rights.

      The Company currently operates its distribution services in a 32,000 square foot warehouse facility located at 180 Wheeler Court, Suite B, in Langhorne, Pennsylvania. This facility is rented under a lease that expires August, 2000 (excluding renewals and extensions). The Company is currently considering relocating this warehouse to a 12,000 square foot warehouse currently under lease in Union, New Jersey.

    The Company also rents approximately 8,100 square feet of office space in the aggregate for its regional operations in Union, New Jersey; Marion, Ohio; and Vestal, New York, under leases which typically run for five or ten years with options for renewal ranging from one to five years.

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

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in litigation in the ordinary course of its business. The Company believes that the outcome of such litigation will not materially affect the Company's financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS

    The executive officers and other key executives of the Company are as follows:

              NAME                        AGE                POSITION
              ----                        ---                --------
     Ralph W. Standley, III ............  60     Chairman of the Board of Directors
     T. Kyle Standley ..................  35     President, Chief Executive Officer and Director
     Richard G. Kelly ..................  45     Chief Financial Officer
     Jerry L. Misterman ................  53     Chief Accounting Officer and Executive Vice
                                                 President, Finance
     Donald Weiss ......................  57     Executive Vice President, Franchising
     M. Trent Standley .................  34     Vice President, Secretary and Director

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

    Mr. Weiss has served as Executive Vice President, Franchising of the Company since September 1996. From May 1996 to August 1996, Mr. Weiss served as Vice President-Franchise Development of the Company. From November of 1992 until April 1996, he served as Vice President-Franchising Development of West Coast Enterprises, Inc ("WCEI"). From August 1991 to October 1992, Mr. Weiss served as Vice President-Franchising Development of WCEI, and from March 1989 to July 1991, he served as Executive Director of Franchise Development of WCEI.

    Mr. Misterman has served as Executive Vice President-Finance of the Company since mid-July 1995 and as Chief Financial Officer of WC Franchise since the acquisition by WC Franchise of certain franchise-related operating assets in July 1995. Prior to July 1995, Mr. Misterman served as Chief Financial Officer of each of the

WCEI Companies, of Sorbee International, a manufacturer of sugar-free candies, from March 1989, and of Medical Products Labs, a manufacturer and distributor of fluoride-related sugar-free dental products, from March 1990. Prior to 1990, Mr. Misterman's experience included serving as the Chief Financial Officer of the Seven-Up Bottling Group of Philadelphia Inc., Corporate Controller and Assistant Treasurer of Aydin Corporation, a manufacturer of electronic communications systems and equipment, and also as Chief Financial Officer of Providers Benefit Company, a manager and operator of several primary health care facilities and a finance company.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER'S MATTERS

    The Company's common stock is traded and quoted on the over the counter Market under the symbol "WCEC". The following table shows the high and low sales prices of the common stock for the last two fiscal years through January 31, 1999.

                                                           COMMON
                                                         STOCK PRICE
                                                         -----------
                                                        HIGH      LOW
                                                        ----      ---
          Quarter ended April 30, 1997 ...........     $9.25     $5.50
          Quarter ended July 31, 1997 ............      6.00      3.25
          Quarter ended October 31, 1997 .........      3.75      1.63
          Quarter ended January 31, 1998 .........      2.31      1.00
          Quarter ended May 3, 1998 ..............      3.44      1.50
          Quarter ended August 2, 1998 ...........      2.62      1.12
          Quarter ended November 1, 1998 .........      1.56       .19
          Quarter ended January 31, 1999 .........      2.00       .27

    As of April 22, 1999, there were 176 holders of record and approximately 1,345 beneficial owners of the Company's common stock. On such date, approximately 9,275,212 shares were held by brokers, dealers and their nominees on behalf of the beneficial owners.

DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company expects to retain any earnings to finance the development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in future credit agreements and the operating and financial condition of the Company, among other factors. The Company's current bank credit facility contains a covenant prohibiting the payment of dividends without the lender's consent. There can be no assurance that the Company will ever pay dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

    The Company did not make any issuances of unregistered securities during the year ended January 31, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the years ended January 31, 1995, 1996, 1997, 1998, and 1999 was derived from the consolidated financial statements of the Company. Such financial statements for the year ended January 31, 1999 were audited by BDO Seidman, LLP; financial statements for each of the four years in the period ended January 31, 1998 were audited by PricewaterhouseCoopers LLP. The Selected Financial Data set forth below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                              YEARS ENDED JANUARY 31,
                                                                              -----------------------
                                                          1995           1996          1997             1998            1999
                                                          -----          ----          ----             ----             ----
                                                                       (in thousands, except per share data)
     STATEMENT OF OPERATIONS DATA:
       Revenues ..................................     $   6,503      $  14,719      $  73,293       $ 123,753       $ 120,174
       Operating income (loss)(1) ................           385          1,216          8,053             423         (21,170)
       Income (loss) before extraordinary item ...           204            334          3,710          (3,570)        (27,217)

       Net income (loss) .........................           204            334          3,466          (3,570)        (27,217)

       Income (loss) before extraordinary item per
        common share - basic and diluted .........     $    0.12      $    0.07      $    0.35       $   (0.26)      $   (1.93)
       Net income (loss) per common share
        basic and diluted ........................     $    0.12      $    0.07      $    0.33       $   (0.26)      $   (1.93)

       Weighted average number of common shares
        outstanding ..............................         1,693          4,756         10,554          13,817          14,072


     OPERATING DATA:
       Increase (decrease) in same store
        revenues (2) .............................          14.2%           4.8%           5.3%            0.8%           (4.0)%
       Store Data:
          Company-owned stores at end of period ..            28             28            264             286             261
          Franchised stores at end of period .....            --            304            267             217             160
                                                       ---------      ---------      ---------       ---------       ---------
            Total stores at end of period ........            28            332            531             503             421

     BALANCE SHEET DATA:
       Cash and cash equivalents .................     $      45      $     611      $   1,311       $   2,604       $   2,424

       Videocassette rental inventory, net .......         1,464          1,509         24,598          32,005          20,375

       Total assets ..............................         3,631         16,515        159,964         187,236         161,680
       Long-term debt, less current portion ......           738          7,101         32,802          65,006          58,187

       Total liabilities .........................         3,266         15,972         52,829          83,555          89,424

       Equity ....................................           365            543        107,135         103,681          76,256


--------

(1) Operating (loss) for the year ended January 31, 1999 is net of the effects of the valuation and store closing charges; described in Notes 2 and 17, respectively, to the consolidated financial statements.

(2) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the corresponding period for the prior year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Through January 31, 1998, the Company had experienced rapid growth in revenue, primarily as a result of acquiring video specialty store chains and had also experienced increased growth in existing store revenues. After acquiring the Videosmith(R) chain in 1994, the Company owned and operated 28 stores in Ohio and Massachusetts. The acquisition of a total of 280 owned and operated stores during the years ended January 31, 1997 and 1998 significantly increased the Company's market penetration within New Jersey, New York, Pennsylvania, Ohio and certain other states and expanded the Company's operations to reach a total of 22 states.

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

    The Company believes that convenience, selection, customer service and weather are the most significant factors in determining rental volumes. Significant increases in rental revenues largely depend upon the appeal of new releases coming from motion picture producers and video game developers. Management plans and executes various buying, marketing and operating strategies so as to take maximum advantage of such competitive factors as are under its control.

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

    Expenses. Store operating expenses generally consist of expenses incurred at the store level, including amortization of videocassette and video game rental inventory ("rental inventory"), personnel expense, lease expense, utility expense and depreciation. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," rental inventory amortization expense has been removed from store operating expenses and discussed separately. Rental inventory amortization expense is a substantial component of total expenses. The Company believes that its methods of amortization result in an appropriate matching of amortization expense with the revenue received from the associated rental of such inventory.

    Cost of goods sold is a smaller component of total expenses consisting primarily of costs associated with purchasing videocassettes and video games to be sold directly to customers, supplies to be sold to franchisees, video games and confectionery items. Selling, general and administrative expenses are non-store level expenses and include general corporate expenses such as marketing and advertising, personnel, administration, legal and accounting. These functions are primarily performed at the Company's headquarters in Langhorne, Pennsylvania. Interest expense reflects the extent to which the Company borrows funds and the applicable rate at which such funds are borrowed. Intangible assets are primarily comprised of franchise rights and goodwill. Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill is amortized over 20 years on a straight-line basis.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated statement of operations data and other data expressed as a percentage of total revenue and the number of stores open at the end of each period.

                                                              YEARS ENDED JANUARY 31,
                                                                1997        1998      1999
                                                              ------      ------      -----
     STATEMENT OF OPERATIONS DATA:
       Revenues:
       Rental revenues ...................................      80.1%      82.4%       82.7%

       Merchandise and other sales .......................      13.4       15.6        15.5

       Franchise fees ....................................       6.5        2.0         1.8
                                                               -----      -----       -----

          Total revenues .................................     100.0      100.0       100.0
                                                               -----      -----       -----
       Costs and expenses:
       Store operating expenses(1) .......................      43.5       46.3        47.6
       Cost of goods sold ................................       8.9       11.0        11.9
       Amortization of videocassette and video game rental
          inventory(2) ...................................      15.4       21.0        20.5
       Selling, general and administrative ...............      16.7       12.2        13.0
       Amortization of intangible assets .................       4.6        5.0         5.4
       Store closing charges .............................        --         --         4.7
       Valuation charges .................................        --         --        14.5
       Debt offering write-off ...........................        --        4.2          --
            Total costs and expenses .....................      89.1       99.7       117.6
                                                               -----      -----       -----
       Income (loss) from operations .....................      10.9        0.3       (17.6)
       Interest expense and other ........................       1.5        4.0         5.8
                                                               -----      -----       -----

       Income (loss) before provision for income taxes and
     extraordinary .......................................       9.4       (3.7)      (23.5)
          item
       Provision (benefit) for income taxes ..............       4.4       (0.8)       (0.8)
                                                               -----      -----       -----

       Income (loss) before extraordinary item ...........       5.0%      (2.9)%     (22.6)%
                                                               =====      =====       =====

     OTHER DATA:
       Purchases of videocassette rental inventory .......      25.2%      24.6%       25.7%

     STORE DATA:
       Increase (decrease) in same store revenues(3) .....       5.3%       0.8%       (4.0)%
       Company-owned stores at end of period .............       264        286         261
       Franchised stores at end of period ................       267        217         160
                                                               -----      -----       -----
       Total stores at end of period .....................       531        503         421
                                                               =====      =====       =====


----------

(1) Exclusive of amortization of rental inventory.

(2) The Company's amortization policy for rental inventory is described in Note 2 to the Consolidated Financial Statements.

(3) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the for the prior year.



YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

     Revenues. Revenues decreased $3.5 million, or 2.8%, from $123.7 million for the year ended January 31, 1998 to $120.2 million for the year ended January 31, 1999. This change reflected a decrease of $2.5 million in rental revenues, a decrease of $0.7 million in merchandise sales and a decrease of $0.3 million in franchise fee revenue. The decreases in store rental and merchandise sales revenues of $3.2 million are attributable to a decrease in average store revenues from $433,000 during the year ended January 31,1998 to $423,000 during the year ended January 31, 1999 which accounted for approximately $2.8 million of the decrease in store revenues. The 38 stores that the Company closed during the year ended January 31, 1999 did not have a significant impact on store revenues. On a weighted average store count basis, weighted average stores decreased from 280 during the year ended January 31,1998 to 279 during the year ended January 31, 1999. This decrease of 1 weighted average store accounts for the remaining $0.4 million decrease in store revenues.

     Rental revenues decreased $2.5 million, or 2.5%, from $101.9 million for the year ended January 31, 1998 to $99.4 million for the year ended January 31, 1999. This decrease is primarily attributable to lower average store rental revenues per store. Average store rental revenues decreased by approximately $8,000 per store which accounts for $2.2 million of the decrease. The remaining $0.3 million relates to the weighted average store decrease of 1 store, as discussed above. The rental revenue decrease was caused by both the impact of revenue sharing being used more extensively by the Company's competitors which enables them to increase the number of copies of new release movies carried in their stores and by the unusually dry and mild weather which occurred during the year in the Company's geographic operating area.

     Merchandise and other sales decreased $0.7 million, or 3.6%, from $19.3 million for the year ended January 31, 1998 to $18.6 million for the year ended January 31, 1999. This decrease is primarily attributable to lower average store merchandise sales. Average merchandise sales decreased by approximately $2,200 per store which accounts for $0.6 million of the decrease. The remaining $0.1 million relates to the weighted average store decrease of 1 as discussed above. Merchandise sales decreased as a result of lower store inventory levels during the Company's fourth quarter of the year ended January 31, 1999. Average store merchandise sales decreased by $6,600 for the quarter ended January 31, 1999 as compared to the quarter ended January 31, 1998.

     Franchise fee revenues decreased $0.3 million, or 12.0%, from $2.5 million for the year ended January 31, 1998 to $2.2 million for the year ended January 31, 1999. This decrease is attributable to a decline in the amount of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments from 217 at January 31, 1998 to 160 at January 31, 1999 and a decrease in the number of franchise stores.

     Store Operating Expenses. Store operating expenses decreased $0.1 million, or 0.2%, from $57.3 million for the year ended January 31, 1998 to $57.2 million for the year ended January 31, 1999. This $0.1 million decrease in dollars is primarily related to weighted average store decrease of 1 store as discussed above. Average store operating expenses for both years ended January 31, 1998 and 1999 approximated $205,000. As a percentage of total revenues, store operating expenses increased 1.3 percentage points from 46.3% for the year ended January 31,1998 to 47.6% for the year ended January 31, 1999 primarily as a result of lower store revenues as previously discussed.

     Cost of Goods Sold. Costs of goods sold increased $0.8 million, or 5.9 %, from $13.6 million for the year ended January 31, 1998 to $14.4 million for the year ended January 31, 1999. As a percentage of merchandising sales, cost of goods sold increased by 4.8 percentage points from 70.5% for the year ended January 31, 1998 to 75.3 % for the year ended January 31, 1999. These increases in both dollars and as a percentage of merchandise sales were caused by the impact of Titanic which represented a significant portion of the year's merchandise sales and was sold at a lower margin as well as by restocking and handling fees incurred during the year for merchandise inventory returned to vendors.

     Amortization of Videocassette and Video Game Rental Inventory. Amortization of rental inventory decreased $1.3 million, or 5.0 %, from $26.0 million for the year ended January 31, 1998 to $24.7 million for the year ended January 31, 1999, primarily as a result of the change in method of amortization of rental inventory as of November 1, 1998 as more fully discussed in Notes 2 and 3 of the consolidated financial statements.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.5 million, or 3.3%, from $15.1 million for the year ended January 31, 1998 to $15.6 million for the year ended January 31, 1999. This increase was caused by increases in professional and consulting fees of $0.8 million, depreciation of $0.7 million and recording of a $0.6 million allowance for uncollectable franchise receivables which were mostly offset by decreases in salaries of $0.5 million, travel of $0.2 million, insurance of $0.3 million, freight and postage of $0.3 million and supplies and computer expense of $0.3 million. The increase in professional fees were caused by additional legal expenses related to disputes with franchisees, negotiations with landlord issues relating to store closures and delisting of the Company's stock by Nasdaq. Decreases in selling, general and administrative expenses are the result of cost cutting measures instituted by management. As a percentage of total revenues, selling, general and administrative expenses increased 0.8 percentage points from 12.2 % for the year ended January 31, 1998 to 13.0 % for the year ended January 31, 1999 as a result of the $0.5 million increase of selling, general and administrative expense as discussed above and the $3.5 million decrease in total revenues as previously discussed.

     Store Closing Charges. During the quarter ended November 1, 1998, the Company provided for $5.6 million in store closing costs associated with management's decision to close stores as described in Note 17 to the consolidated financial statements.

     Valuation Charges. During the fourth quarter ended January 31, 1999 the Company recorded a valuation charge of approximately $17.4 million for write-down of videocassette rental inventory and an impairment of goodwill as more fully described in Note 2 to the consolidated financial statements.

     Amortization of Intangible Assts. Intangible amortization expense increased $0.3 million, or 4.8 %, from $6.2 million for the year ended January 31, 1998 to $6.5 million for the year ended January 31, 1999. As a percentage of total revenues, intangible amortization increased 0.4 percentage points from 5.0 % for the year ended January 31, 1998 to 5.4% for the year ended January 31, 1999. These increases are entirely related to goodwill associated with acquisitions in June 1997 which were only amortized for one-half of the year ended January 31, 1998, but were amortized for a full year during the year ended January 31, 1999.

      Interest Expense and Other. Net interest expense and other increased $2.0 million, or 40.0 %, from $5.0 million for the year ended January 31, 1998 to $7.0 million for the year ended January 31, 1999. Interest expense comprises almost all this net amount. As a percentage of total revenues, interest expense increased 1.6 percentage points from 4.0 % for the year ended January 31, 1998 to 5.6 % for the year ended January 31, 1999. The increase is substantially attributable to additional interest expense incurred in connection with borrowings related to acquisitions in June 1997 for which interest expense was incurred for one-half of the year ended January 31, 1998, but for a full year during the year ended January 31, 1999.

     Net Income (Loss). As a result of the foregoing, net income decreased $23.6 million, from a $3.6 million net loss for the year ended January 31, 1998 to a $27.2 million net loss for the year ended January 31, 1999. Without the store closing charges of $5.6 million and $17.4 million of valuation charges, the loss for the year would have been $4.2 million.


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

     Merchandise and other sales increased $9.5 million, or 96.9 %, from $9.8 million for the year ended January 31, 1997 to $19.3 million for the year ended January 31, 1998 primarily attributable to the merchandise sales contributed by the 40 video specialty stores purchased in the year ended January 31, 1998 and the merchandise sales from stores owned for only a portion of the year ended January 31, 1997 but for the full year ended January 31, 1998 as described above. In addition, the Company has expanded its inventory levels to increase sales of new movies.

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

       Cost of Goods Sold. Costs of goods sold increased $7.1 million, or 109.2%, from $6.5 million for the year ended January 31, 1997 to $13.6 million for the year ended January 31, 1998, primarily as a result of an increase in merchandising sales volume due to the acquisition of the 280 video specialty stores since May 17, 1996. As a percentage of merchandising sales, cost of goods sold increased by 4.2 percentage points from 66.3% for the year ended January 31, 1997 to 70.5% for the year ended January 31, 1998. This increase was primarily due to a change in sales mix caused by the acquisition of the 280 video specialty stores and the sale of more sell-through titles which have a lower margin.

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

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2.9 million, or 23.8%, from $12.2 million for the year ended January 31, 1997 to $15.1 million for the year ended January 31, 1998. The increase is primarily related to an increase in Corporate personnel hired in anticipation of the Proposed Private Placement (see " ---- Debt Offering Write-Off") and related acquisitions. Because of the indefinite delay in the Company's Proposed Private Placement of debt securities and related acquisitions, the Company has sharply reduced its general and administrative costs from the levels reached in contemplation of expansion. The effects of these changes were partially reflected in the financial results of the fourth quarter of the year ended January 31, 1998. As a percentage of total revenues, however, general and administrative expenses decreased 4.5 percentage points from 16.7% for the year ended January 31, 1997 to 12.2% for the year ended January 31, 1998 primarily reflecting the ability of the Company's administrative staff to operate an increasing number of corporate stores and, to a lesser extent, the change in the mix of rental revenues, merchandise sales and franchise fees. Franchising has higher associated general and administrative costs than rental revenues and merchandise sales.

         Amortization of Intangible Assts. Intangible amortization expense increased $2.8 million, or 82.4%, from $3.4 million for the year ended January 31, 1997 to $6.2 million for the year ended January 31, 1998. As a percentage of total revenues, intangible amortization increased 0.4 percentage points from 4.6% for the year ended January 31, 1997 to 5.0% for the year ended January 31, 1998. These increases are entirely related to amortization of goodwill associated with the acquisition of 280 video specialty stores since May 17, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has approximately $58.1 million of its debt maturing February 15, 2000.

Although the Company believes that its projected cash flow will be sufficient to meet its operating needs until the debt maturity date discussed above, there can be no assurances beyond that date.

While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations as well as exploring other alternatives, including, but not limited to a merger or refinancing.

For the year ended January 31, 1999, the Company had net cash provided by operating activities of $33.5 million, net cash used in investing activities of $34.8 million (consisting primarily of cash used to purchase videocassette rental inventory of $31.0 million and $3.4 million of cash paid for purchases of property and equipment) and net cash provided by financing activities of $1.1 million (consisting primarily of net borrowings under the Credit Facility, as described in Note 7 to the Consolidated Financial Statements), resulting in a net decrease in cash of $0.2 million.

During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow .

On January 12, 1999, the Company signed an amendment to its bank agreement increasing the availability under the facility from $65,000,000 to $70,000,000, as well as providing for certain credit enhancements. The amended credit agreement is a non-revolving facility maturing February 15, 2000. The bank agreement includes covenants, including, but not limited to, minimum operating cash flow, minimum net worth, dividend restrictions, and limitations on indebtedness. The facility is secured by substantially all of the Company's assets.

In the event the debt is not repaid in full, subject to certain conditions, prior to September 30, 1999, the banks have the right under a warrant agreement to purchase 5% of the Company's common stock at 75% of the average market price 15 days prior to July 1, 1999.

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

During the third quarter of fiscal 1999, the Company implemented a plan to close certain under-performing stores, for which it recorded a charge of $5.6 million. In addition, the Company executed an expense reduction program, which when combined with the aforementioned store closures, is expected to result in a savings of $4 million annually.

The Year 2000 Issue and Capital Commitments. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, the computerized systems (including both information and non-information technology systems) and applications used by the Company are being reviewed, evaluated, and, if and where necessary, modified or replaced to ensure that all financial, information, and operating systems are Year 2000 compliant.

The Company intends to upgrade its POS systems over the upcoming months in an effort to make more detailed data available on a system wide basis in a timely manner at a cost of approximately $0.6 million. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions to the new POS system, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company has initiated formal communications with its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations. Subject to the availability of funds under the Credit Facility and its' ability to secure additional financing the Company's capital expenditure plan provides for conversion of the stores acquired in various prior acquisitions to West Coast Video(R) signage and format and installing certain West Coast layout and features at an estimated cost of $32,000 per store; the Company also has plans to relocate and open up to 50 stores. Build-out costs for relocated stores are expected to range from $30,000 to $225,000 per store. The Company's expansion plans are subject to the availability of funds under the Credit Facility.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that the adoption of SFAS 133 will have no impact on its financial position or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires that an entity expense costs of start-up activities and organization costs as incurred. Presently, the Company capitalizes these costs and amortizes them during the year in which they are incurred. The Company believes that the adoption of SOP 98-5 will not have a material impact on its financial position or results of operations.


GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

    The Company's results of operations are generally affected by economic trends in its market area but, results to date have not been impacted by inflation or wage increases.

    A concentration of new store openings and the related pre-opening costs in any particular fiscal quarter could have an adverse impact on the financial results for that quarter, leading to fluctuating quarterly financial results, which could adversely impact the Company's common stock price.

    The videocassette and interactive electronic entertainment products rental business is somewhat seasonal, with revenues in early Spring generally being lower due in part to the change to Daylight Savings Time and improved weather, and revenues in early Fall generally being lower due in part to the start of school, the football season, alternative leisure time activity, and the new television season.

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

    The Company competes with pay-per-view cable television systems ("Pay-Per-View"), to which cable television subscribers pay a fee to see a movie or other program selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and programs and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes. Ultimately, further improvements in these technologies or the development of other similar technologies could lead to the availability of a broad selection of movies to consumers on demand, which could have a material adverse effect on the Company's financial condition and results of operations. See "Item 1 -- Competition." Changes in the manner in which movies are marketed by movie studios, including an earlier release by movie studios of movie titles to cable television or other distribution channels, could substantially decrease the demand for video rentals, which could have a material adverse effect on the Company's financial condition and results of operations. See "Item 1 -- Video Industry Overview" and "-- Competition."

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

    On January 31, 1999, the Company had 104 franchisees operating 160 franchised stores. No assurance can be given that the Company will operate its franchise operations at profitable levels or continue to market and sell new franchises. In addition, no assurance can be given that desirable locations and acceptable leases can be obtained for new franchisees. The Company monitors franchisees' revenue reporting and compliance with ongoing obligations on the basis of monthly revenue and ordered inventory reports. The Company's standard franchise agreement generally also grants the Company the right to inspect the franchised store and the right to audit the books and records of franchisees at any time. No assurance can be given, however, that all franchisees will operate their stores in accordance with the Company's operating guidelines and in compliance with all material provisions of the franchise agreement, and the failure of franchisees to so operate their stores could have a material adverse effect on the Company's business. The Company has recently experienced a significant reduction and slowdown in franchise fee receipts.

    The Company's recent rapid growth challenges the Company's ability to manage operations, integrate newly acquired stores into its systems and effectively pursue its growth strategy. The success of the Company's growth strategy is dependent upon its ability to achieve cost savings in connection with acquisitions and otherwise successfully integrate acquired operations into the Company's management information, telecommunications, management, marketing, finance and accounting, entertainment purchasing, distribution, retail operations and merchandising systems. There can be no assurance, however, that the Company will be able to achieve such savings or successfully integrate acquired operations into its existing operations. There can be no assurance that such acquisitions will not have a material adverse effect upon the Company's operating results while the operations of the acquired businesses are being integrated into the Company's. Once integrated, acquired operations may not achieve levels of revenues or profitability comparable to those achieved by the Company's existing operations or otherwise perform as expected. Future expansion will require the Company's existing management personnel to, among other things, identify and analyze new markets and new site locations; locate and negotiate with numerous potential acquirees; consummate acquisitions; negotiate acceptable real estate leases and related agreements for existing stores and for stores to be acquired or opened and to develop cost-effective transition plans for acquired stores; hire, train and assimilate store managers and other store personnel; and address the other specific risks described in more detail below.

    In consummating acquisitions, the Company has relied upon certain representations, warranties and indemnities made by the sellers with respect to each of the acquisitions, as well as its own due diligence investigation. There can be no assurance that such representations and warranties will be true and correct, that the Company's due diligence will uncover all material adverse facts relating to the operations and financial condition of the stores acquired or that all of the conditions to the Company's obligations to consummate acquisitions will be satisfied. Any material misrepresentations could have a material adverse effect on the Company's financial condition and results of operations.

    The Company intends to finance new store openings primarily from borrowings under the Credit Facility, from the net proceeds from the sale of other debt or equity securities, and from cash from operations. At present, the

Credit Facility contains provisions which may place substantial limitations on the availability of funds which, in turn, may impact future growth. See Note 7 to the Consolidated Financial Statements. There can be no assurance that the Company will at some future date be able to sell debt or equity securities on reasonable terms. Continued inability to raise sufficient cash and issue sufficient stock could inhibit implementation of the Company's long-term growth strategy.

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

    The inability by the Company to be able to obtain revenue sharing agreements from major studios at the same time as Blockbuster, its principal competitor, has had and may continue to have significant negative impact on rental revenues and cash flow. In addition, the cost of revenue sharing agreements with major studios may have an adverse impact on gross income and cash flow.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's exposure to market risk relates primarily to potential changes in interest rates on the Company's long-term debt obligations. The Company has cash flow exposure on its long-term obligations related to changes in market interest rates. The Company enters into long-term debt obligations for general corporate purposes, including the funding of capital expenditures for acquisitions. The Company has not entered into any material derivative financial instruments to hedge interest rate risk on these general corporate borrowings.

    The Company's management believes that fluctuations in interest rates in the near term may materially affect the Company's consolidated operating results, financial position or cash flows as the Company has significant exposure to interest rate fluctuations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated Financial Statements of West Coast Entertainment Corporation, listed in the index appearing under Item 14(a)(1) and (2) are filed as part of the Annual Report on Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of West Coast Entertainment Corporation

We have audited the accompanying consolidated balance sheet of West Coast Entertainment Corporation and subsidiaries as of January 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Entertainment Corporation and its subsidiaries as of January 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has approximately $58.1 million of its Credit Facility maturing February 15, 2000 which raises substantial doubt about its ability to continue as a going concern beyond that date. Management's plans, including strategic financial alternatives, in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP

/s/ BDO Seidman, LLP

Philadelphia, PA

April 23, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of West Coast Entertainment Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of West Coast Entertainment Corporation and its subsidiaries (the "Company") at January 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2 to the consolidated financial statements, effective August 1, 1997, the Company changed its method of accounting for the amortization of its videocassette rental inventory.

PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP

April 2, 1998
Boston, Massachusetts

                      WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                         JANUARY 31,
                                                                                                         -----------
                                                                                                   1998           1999
                                                                                                 ---------      ---------
                              ASSETS (NOTE 7)
     Current assets:
       Cash ................................................................................     $   2,604      $   2,424

       Accounts receivable and other receivables (net of allowance for doubtful
         accounts of $123 and $ 67 at January 31, 1998 and 1999, respectively) .............         1,629          1,512
       Merchandise inventory ...............................................................         8,216          8,404
       Income taxes receivable .............................................................           441             --
       Deferred tax asset (Note 8) .........................................................           820             --
       Market development funds and co-op receivable .......................................         2,124          1,242
       Receivables from officers (Note 9) ..................................................           341            373
       Prepaid expenses and other current assets ...........................................           652            472
                                                                                                 ---------      ---------
        Total current assets ...............................................................        16,827         14,427

     Videocassette rental inventory, (net of accumulated amortization of $37,252 and
       $67,610 at January 31, 1998 and 1999, respectively) (Note 3) ........................        32,005         20,375
     Furnishings, equipment and leasehold improvements, net (Note 4) .......................        18,953         17,892
     Intangible assets (net of accumulated amortization of $10,003 and $ 16,497 at
       January 31, 1998 and 1999, respectively) ............................................       117,047        110,530
     Other assets (Note 5) .................................................................         2,404          2,456
                                                                                                 ---------      ---------

          Total assets .....................................................................     $ 187,236      $ 165,680
                                                                                                 =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Current portion of long-term debt (Note 7) ..........................................     $       8      $   8,081
       Accounts payable ....................................................................        11,719         14,659
       Accrued expenses (Note 6) ...........................................................         4,926          7,783
       Income taxes payable ................................................................            --            655
                                                                                                 ---------      ---------
          Total current liabilities ........................................................        16,653         31,178

     Long-term debt (Note 7) ...............................................................        65,006         58,187
     Deferred tax liability (Note 8) .......................................................         1,741             --
     Other Liabilities .....................................................................           155             59
                                                                                                 ---------      ---------

     Total Liabilities .....................................................................        83,555         89,424
                                                                                                 ---------      ---------
     Commitments and contingencies (Notes 14 and 15) .......................................            --             --

     Stockholders' equity:
        Common stock ($0.01 par value; 13,843 shares as of  January 31, 1998, of which
          13,706 shares were outstanding and 137 shares were to be issued and  14,185 shares as of January 31, 1999 of which 14,073 shares were outstanding and 20
          shares were to be issued (Note 11) ...............................................           138            142
        Preferred stock ($0.01 par value, 2,000 shares authorized, no shares
          issued) (Note 13) ................................................................            --             --
        Additional paid-in capital .........................................................       104,063        104,093
        Accumulated (deficit) ..............................................................          (520)       (27,737)
        Treasury stock (92 shares of common stock, at cost) ................................            --           (242)
                                                                                                 ---------      ---------
          Total stockholders' equity .......................................................       103,681         76,256
                                                                                                 ---------      ---------
          Total liabilities and stockholders' equity .......................................     $ 187,236      $ 165,680
                                                                                                 =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED JANUARY 31,
                                                                ---------------------------------------
                                                                   1997           1998          1999
                                                                ---------      ---------      ---------
     Revenues:
       Rental revenue .....................................     $  58,728      $ 101,934      $  99,379
       Merchandise sales ..................................         9,795         19,312         18,626
       Franchise fees .....................................         4,770          2,507          2,169
                                                                ---------      ---------      ---------
                                                                   73,293        123,753        120,174
                                                                ---------      ---------      ---------
     Costs and expenses:
       Store operating expenses ...........................        31,912         57,346         57,207
       Cost of goods sold .................................         6,527         13,596         14,414
       Amortization of videocassette and video game rental
          inventory (Note 3 ) .............................        11,265         25,959         24,636
       Selling, general and administrative ................        12,116         15,065         15,599
       Amortization of intangible assets ..................         3,420          6,239          6,493
       Store closing charges (Note 17) ....................            --             --          5,557
       Valuation charges (Note 2) .........................            --             --         17,438
       Debt offering write-off (Note 16 ) .................            --          5,125             --
                                                                ---------      ---------      ---------
                                                                   65,240        123,330        141,344
                                                                ---------      ---------      ---------
     Income (loss) from operations ........................         8,053            423        (21,170)
     Interest expense .....................................         1,294          4,927          6,674
     Other expense (income) ...............................          (178)           128            345
                                                                ---------      ---------      ---------
     Income (loss) before provision (benefit) for income
     taxes and extraordinary item .........................         6,937         (4,632)       (28,189)
     Provision (benefit) for income taxes .................         3,227         (1,062)          (972)
                                                                ---------      ---------      ---------
     Income (loss) before extraordinary item ..............         3,710         (3,570)       (27,217)
     Extraordinary item (net of income tax benefit of $156)           244             --             --
                                                                ---------      ---------      ---------
     Net income (loss) ....................................     $   3,466      $  (3,570)     $ (27,217)
                                                                =========      =========      =========
     Income (loss) per common share data:
       Income (loss) before extraordinary item - basic and
         diluted ..........................................     $     .35      $    (.26)     $   (1.93)

       Extraordinary item (net of tax) - basic and diluted           (.02)            --             --
                                                                ---------      ---------      ---------
       Net income (loss) - basic and diluted ..............     $     .33      $    (.26)     $   (1.93)
                                                                =========      =========      =========
     Weighted average number of common shares outstanding .        10,554         13,817         14,072
                                                                =========      =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED JANUARY 31,
                                                                      1997          1998           1999
                                                                  ---------      ---------      ---------
     Cash flows from operating activities:
       Net income (loss) ....................................     $   3,466      $  (3,570)     $ (27,217)
       Adjustments to reconcile net income (loss) to cash
          flows provided by operating activities:
          Amortization of debt financing costs ..............           128            224            670
          Amortization of videocassette rental inventory ....        11,265         25,959         24,636
          Depreciation and amortization of furnishings,
             equipment and leasehold improvements ...........           898          2,471          3,300
          Amortization of intangible assets .................         3,420          6,239          6,493
          Deferred taxes ....................................           686            456            921
          Store closing charges .............................            --             --          2,321
          Valuation charges .................................            --             --         17,438
          Changes in assets and liabilities:
          Accounts receivable ...............................          (294)           270            812
          Merchandise inventory .............................        (2,992)        (1,447)          (238)
          Prepaid expenses and other assets .................        (2,597)          (792)          (328)
          Accounts payable ..................................         5,415         (1,222)         2,690
          Accrued expenses and other liabilities ............          (757)           135          2,948
           Income taxes payable .............................           795         (1,996)          (934)
                                                                  ---------      ---------      ---------
          Net cash provided by operating activities .........        19,433         26,727         33,512
                                                                  ---------      ---------      ---------
     Cash flows related to investing activities:
       Acquisition of businesses, net of cash acquired ......       (80,453)       (19,301)          (553)
       Purchases of property and equipment ..................        (3,141)        (7,306)        (3,359)
       Purchases of videocassette rental inventory ..........       (18,469)       (30,449)       (30,906)
                                                                  ---------      ---------      ---------
            Net cash used in investing activities ...........      (102,063)       (57,056)       (34,818)
                                                                  ---------      ---------      ---------
     Cash flows related to financing activities:
       Proceeds from long-term debt .........................        33,600         32,200          1,100
       Repayments of long-term debt .........................       (10,200)            (7)            (7)
       Proceeds from issuance of common stock ...............        60,832            116             33
       Change in other assets related to debt financing costs          (902)          (687)            --
                                                                  ---------      ---------      ---------
     Net cash provided by financing activities ..............        83,330         31,622          1,126
                                                                  ---------      ---------      ---------
     Net increase (decrease) in cash ........................           700          1,293           (180)
     Cash, beginning of period ..............................           611          1,311          2,604
                                                                  ---------      ---------      ---------
     Cash, end of period ....................................     $   1,311      $   2,604      $   2,424
                                                                  =========      =========      =========
     Supplemental cash flow data:
       Interest paid ........................................     $   1,339      $   4,619      $   6,275
                                                                  =========      =========      =========
       Income taxes paid ....................................     $   1,746      $     749      $     249
                                                                  =========      =========      =========
     Non-cash activities:
       Treasury stock redeemed in connection with acquisition            --             --      $     242
                                                                  ---------      ---------      ---------
       Assets acquired by incurring notes payable ...........            --             --      $     162
                                                                  ---------      ---------      ---------
       Loan origination fees ................................            --             --      $     250
                                                                  ---------      ---------      ---------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                        TOTAL
                                                                             ADDITIONAL   ACCUMULATED                  STOCK-
                                                        COMMON STOCK           PAID-IN      SURPLUS      TREASURY     HOLDERS'
                                                        ------------           -------      -------      --------     --------
                                                    SHARES        AMOUNT       CAPITAL     (DEFICIT)       STOCK       EQUITY
                                                    ------        ------       -------     ---------       -----       ------
Balance at January 31, 1996 ................     14,000,001     $  140     $     819     $    (416)    $    --     $     543
May 14, 1996 0.34-1  reverse stock split ...     (9,243,713)       (92)           92            --          --             0
Shares issued - public offering ............      5,400,000         54        60,778            --          --        60,832
Shares issued or to be issued - 1996
   acquisitions ............................      3,614,174         36        42,258            --          --        42,294
Net income .................................             --         --            --         3,466          --         3,466
                                                 ----------     ------     ---------     ---------     -------     ---------
Balance at January, 31 1997 ................     13,770,462        138       103,947         3,050          --       107,135
Shares issued - Employee Stock Purchase
   Plan ....................................         36,567         --           116            --          --           116
Shares issued - 1996 acquisitions ..........         36,077         --            --            --          --            --
Net (loss) .................................             --         --            --        (3,570)         --        (3,570)
                                                 ----------     ------     ---------     ---------     -------     ---------
Balance at January 31, 1998 ................     13,843,106        138       104,063          (520)         --       103,681
Shares issued - Employee Stock Purchase Plan         39,506          1            33            --          --            34
Shares issued - 1996 acquisitions ..........        302,065          3            (3)           --          --            --
Treasury stock,  at cost ...................             --         --            --            --        (242)         (242)
Net (loss) .................................             --         --            --       (27,217)         --       (27,217)
                                                 ----------     ------     ---------     ---------     -------     ---------
Balance at January 31, 1999 ................     14,184,677     $  142     $ 104,093     $ (27,737)    $  (242)    $   6,256
                                                 ==========     ======     =========     =========     =======     =========


The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND BUSINESS

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming West Coast Entertainment Corporation and subsidiaries (collectively the "Company") will continue as a going concern. As discussed in Note 7, the Company has approximately $58.1 million of its debt maturing February 15, 2000.

Although the Company believes that its projected cash flow will be sufficient to meet its operating needs until the debt maturity date mentioned above, there can be no assurances beyond that date.

While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations as well as exploring other alternatives, including, but not limited to a merger or refinancing.

BUSINESS

    The Company was incorporated in the State of Delaware in February 1995 for the purpose of conducting business as an owner and operator as well as a franchisor of videocassette rental stores. Upon incorporation, 10,000 shares were issued to the Company's then existing shareholders. On July 12, 1995, in connection with an anticipated initial public offering, Giant Video, Inc., G.V. Management Corporation, Nostalgia Ventures, Inc. and Videosmith, Inc. were merged into the Company (the "Merger"). These four entities were individually formed or acquired in the past and were under substantial common ownership and common day-to-day management prior to the Merger.

    On May 17, 1996, the Company completed an initial public offering which consisted of 5,400,000 shares of common stock at $13.00 per share (the "Offering"). The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $60.8 million. The proceeds were used to fund certain of the acquisitions discussed in Note 11 and to repay approximately $9.6 million of long-term debt.

    As of January 31, 1998, the Company owned and operated 286 video rental stores and was a franchisor of a chain of 217 video stores. As of January 31, 1999, the Company owned and operated 261 video rental stores and was a franchisor of a chain of 160 video stores.

    On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52, or periodically, a 53 week fiscal year. Results for each of the years ended in the three year period January 31, 1997 through January 31, 1999 reflect 52 week years.

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

Concentration of Credit Risk

    Financial instruments which may subject the Company to concentration of credit risk at January 31, 1999 and 1998 consist primarily of franchise receivables. The Company obtains franchise-related revenues from an initial fee and ongoing fees and royalties based on a percentage of franchisees' gross revenue, as reported monthly by the franchisees to the Company. No assurance can be given that the franchisees will continue to operate at levels sufficient to remit amounts due under these arrangements.

Business Risk

The Company competes with pay-per-view cable and satellite television systems ("Pay-Per-View"), to which cable television subscribers pay a fee to see a movie or other programs selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and programs and are generally available only to limited households. Recently developed technologies have allowed rapid transmission of a larger number of movies to a broader base of homes. Ultimately, further improvements in these technologies or the development of similar technologies could lead to a broader selection of movies to consumers on demand, which could have a material adverse effect on the Company's financial condition and results of operations.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, and accounts payable meeting the definition of a financial instrument approximate fair value at January 31, 1999 and 1998 due to their short maturity. Fair value of long-term debt is based upon rates available to the Company for debt with similar terms and maturities.

Merchandise Inventory

    Merchandise inventory, consisting primarily of videocassettes and video games, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Videocassette Rental Inventory

Effective November 2, 1998, the Company adopted a new method of amortizing its videocassette rental inventory in order to better match an industry change in the stream of revenues resulting from the new practice of revenue sharing adopted during 1998 as an alternative to historical business models of directly purchasing rental titles. Under revenue sharing, the retailer typically incurs an upfront fee to acquire videocassettes, with an ongoing requirement to share the revenue generated on a pre-determined percentage over a specific period of time with the studios. Given the lower cost of product, the retailer has the additional requirement of acquiring 2 to 4 times the number of copies of a title than they would have acquired under the prior purchase models. This new practice is founded upon the slope over time of consumer demand and the related desirability of titles over time. Under the Company's new method of amortization, all new release, non-revenue sharing videocassettes, regardless of the number of copies of a title, will be amortized to a salvage value of $6 over a period of 6 months. Videocassettes purchased through revenue sharing agreements will be amortized to the $6 salvage value over the life of the respective contracts. Studios' share of revenues will be expensed as such revenues are earned as specified in each agreement.

The new method of amortization has been applied to videocassette rental inventory that was owned at November 2, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate and, accordingly, the Company recorded a $16,738,000 pre-tax valuation charge to operating expenses in the fourth quarter of fiscal 1999.

    Prior to November 2, 1998 videocassette rental inventory, which includes video games, was stated at cost and amortized as follows: videocassette rental inventory base stock was amortized over its economic life of 36 months, to its estimated salvage value of $6. New release base stock (the first three copies of a title in a particular store), less the $6 salvage value, was amortized 50% in the first six months, then amortized on a straight-line basis to the $6 salvage value over the remaining 30 months. All copies of new release videocassette rental inventory in excess of three copies per store were amortized to $10 on a straight-line basis during the first nine months, and the balance was then amortized on a straight-line basis over 27 months to the $6 salvage value. The unamortized cost, if any, of videocassette rental inventory that was sold was charged to operations at the time of the sale. This method of amortization was applied to videocassette rental inventory that was held in inventory at August 1, 1997. The adoption of this method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded an $803,000 pre-tax charge to operating expense in the third quarter of fiscal 1998.

    Videocassette inventory amortization expense resulting from the allocation of purchase price to videocassette rental tapes of acquired entities was based on current replacement cost for bulk purchases of used tapes. As discussed above, base stock was assigned a three-year amortizable life which served to extend the remaining economic useful lives of videocassette rental tapes acquired. Replacement cost for bulk purchases of used tapes is significantly less than the cost of bulk purchases of used tapes. Base stock was assigned a three year amortizable life which served to extend the remaining economic useful lives of videocassette rental tapes acquired. Replacement cost for bulk purchases of used tapes is significantly less than the cost of new tape purchases. As a result, future amortization relating to these tapes, on a per tape basis, would have been significantly less than the amortization relating to new tape purchases. The favorable effects resulting from purchase accounting would have diminished with the passage of time and would not have extended beyond the three-year period subsequent to acquisition which is the period over which these tapes would have been amortized.

    Prior to August 1, 1997, videocassette rental inventory, which includes video games, was stated at cost and was amortized over its estimated economic life with no provision for salvage value. Videocassettes that were considered base stock were amortized over 36 months on a straight-line basis. New release videocassettes were amortized as follows: the first through third copies of each title per store were amortized as base stock and succeeding copies of each title per store were amortized over nine months on a straight line basis. The unamortized cost, if any, of videocassette rental inventory that was sold was charged to operations at the time of the sale.

Intangible Assets

    Intangible assets, net of accumulated amortization, primarily consist of goodwill ($104,821,000 and $110,843,000 at January 31, 1999 and 1998,
respectively) and franchise rights ($5,457,000 and $5,926,000 at January 31, 1999 and 1998, respectively). Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight line basis over 20 years. Total amortization expense related to intangible assets was $3,420,000, $6,239,000 and $6,493,000 for the years ended January 31, 1997, 1998 and 1999, respectively. The carrying value of long-lived assets, including goodwill and franchise rights, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the undiscounted expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. The Company has determined at the year ended January 31, 1999 that there has been an impairment to goodwill associated with the acquisition of three stores made in November, 1996. Accordingly, the Company recorded a write-down of $700,000 which is included in the valuation charges in the consolidated financial statement of operations for fiscal 1999.

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

Deferred Rent

    Most of the Company's operating leases have lease terms which contain fixed increases of the minimum lease rates. The Company recognizes rental expense for these leases on a straight-line basis and records the difference between the amount actually paid and the amount expensed as deferred rent.

Income Taxes

    Tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

Revenue Recognition

    Revenue is recognized at the time of rental or sale of a videocassette or video game. Franchise fees, related to the sale of franchises are recognized when the stores are opened for business. Post-sale franchise fees are recognized based on stated percentages of franchisee revenue as defined in the franchise agreements when collection is reasonably determined.

Advertising Costs

    Advertising costs are recorded net of any cooperative and market development fund reimbursements due from suppliers and are expensed as incurred.


Earnings Per Share

    In February 1997, Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earning per share. SFAS 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for potential dilutive common shares. Potentially dilutive common shares for the 1997 computation of diluted earnings per share were immaterial. Potentially dilutive common shares are excluded from the diluted earnings per share calculation at January 31, 1998 and 1999 because the effect would be anti-dilutive.

Accounting for Stock Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation" requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. The Company has elected to adopt the "disclosure basis only" provision s of SFAS 123 for Stock Based Compensation to employees (Note 12).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that the adoption of SFAS 133 will have no impact on its financial position or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires that an entity expense such costs as incurred. The Company believes that the adoption of SOP 98-5 will not have a material impact on its financial position or results of operations.

3.  VIDEOCASSETTE RENTAL INVENTORY

    Videocassette rental inventory and related amortization are as follows (in thousands):

                                                           JANUARY 31,
                                                           -----------
                                                        1998       1999
                                                        ----       ----
             Videocassette rental inventory ........ $ 69,257   $ 87,985
             Accumulated amortization ..............  (37,252)   (67,610)
                                                     --------   --------
                                                     $ 32,005   $ 20,375
                                                     ========   ========

    Amortization expense related to videocassette rental inventory totaled $11,265,000, $25,959,000 and $24,656,000 for the years ended January 31, 1997,
1998 and 1999, respectively. In addition, the Company recorded valuation charges of $16,738,000 in the fourth quarter of fiscal 1999 (see Note 2).

4.  FURNISHINGS, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furnishings, equipment and leasehold improvements comprise the following (in thousands):

                                                      JANUARY 31,
                                                      -----------
                                                     1998       1999
                                                     ----       ----
         Furniture and fixtures................  $  14,790  $  15,541
         Computer equipment and vehicles.......      2,978      3,729
         Leasehold improvements................      5,464      6,094
                                                 ---------  ---------
                                                    23,232     25,364
         Accumulated depreciation and
         amortization..........................     (4,279)    (7,472)
                                                 ---------  ---------
                                                 $  18,953  $  17,892
                                                 =========  =========

    Depreciation and amortization approximated $898,000, $2,471,000 and $3,300,000 for the years ended January 31, 1997, 1998 and 1999, respectively.

5.  NON-CURRENT OTHER ASSETS

    Non-current other assets consisted of the following (in thousands):

                                                                         JANUARY 31,
                                                                         -----------
                                                                      1998        1999
                                                                      ----        ----
      Store lease and utility deposits................                1,117       1,088
      Deferred loan origination fees..................                1,237       1,016
      Other...........................................                   50         352
                                                                    -------     -------
                                                                    $ 2,404     $ 2,456
                                                                    =======     =======

6.  ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):

                                                    JANUARY 31,
                                                    -----------
                                                   1998      1999
                                                   ----      ----
         Accrued wages and taxes...               $ 1,097   $   987
         Sales taxes...............                   998       813
         Deferred rent.............                   949     1,170
         Provision for store closing charges           --     2,936
         Other................................      1,882     1,877
                                                  -------   -------
                                                  $ 4,926   $ 7,783
                                                  =======   =======

7.  LONG-TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                      JANUARY 31,
                                                                      -----------
                                                                    1998       1999
                                                                    ----       ----
     Credit Facility.........................................     $ 65,000   $ 66,100
     Various notes payable due in monthly installments with
       interest rates varying from prime plus 2% to prime
       plus 4% ..............................................           14        168
                                                                  --------   --------
                                                                    65,014     66,268
     Less: current portion...................................           (8)    (8,081)
                                                                  --------   --------
                                                                  $ 65,006   $ 58,187
                                                                  ========   ========

On December 15, 1997, the Company signed an agreement which incorporated the major points of, but superceded, its previous bank loan agreement (the "New Facility"). On June 11, 1998 and September 14, 1998, the Company signed amendments to the New Facility changing the term of the loan as well as certain maximum debt-to-operating cash flow ratios and minimum operating cash flow requirements as defined, as well as modifying certain permitted capital and other expenditures.

On January 12, 1999, the Company signed an amendment to the New Facility (the "Revised Facility") increasing the Bank's commitment by $5 million (the "Overadvance") to a total of $70 million as well as providing for certain credit enhancements. The Revised Facility is a non-revolving loan maturing on February 15, 2000. At January 31, 1999, the Company had approximately $3.9 million available under the Revised Facility.

The first $65 million of the Revised Facility bears interest at 2% above the Prime rate (9.75% at January 31, 1999). The interest rate on the first $4 million of the Overadvance is equal to the Prime rate plus 2.5% (10.25% at January 31, 1999); the interest rate on the remaining $1 million is equal to the Prime rate plus 3.5%. Should the Company not repay all debt in full on or prior to June 30, 1999, an additional 3% of interest for the preceding six months on the $65 million and on any Overadvance borrowed in the last six months will become due. In addition, Commitment Extension Fees equaling 143 basis points times the total outstanding debt will be due and payable each month as of July 1, 1999 through February 15, 2000 should the debt remain unpaid as of August 31, 1999, subject to certain conditions.

Any payments of principal of the Revised Facility after the Overadvance permanently reduces the available amounts under the Facility. Commitment reductions commence on August 1, 1999 whereby a $3 million reduction occurs, followed by $2.5 million reductions on November 1, 1999 and on February 1, 2000 with the remaining balance of $58.1 million maturing on February 15, 2000.

The Revised Facility also provided for delivery to the agent on behalf of the banks of a warrant to purchase, in the event that the all debt is not paid in full by September 30, 1999, subject to certain conditions, up to 5% of the Company's capital stock at a price equal to 75% of the average price of the stock during the 15 days prior to July 1, 1999.

The Revised Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including those of a financial nature.

    Principal due on long-term debt for each of the years following January 31, 1999 is as follows (in thousands):

            YEARS ENDED JANUARY 31,
            -----------------------
            2000....................           8,081
            2001....................          58,150
            2002....................              37
                                            --------
                                            $ 66,268
                                            ========

8.  INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):

                              YEARS ENDED JANUARY 31,
                              -----------------------
                             1997      1998      1999
                             ----      ----      ----
         Current:
           Federal....     $1,760    $  (817)  $ (232)
           State......        781        211      181
                           ------    -------   ------
                            2,541       (606)     (51)
                           ------    --------  -------
         Deferred:
           Federal....        584        (44)   (1380)
           State......        102       (412)     459
                           ------    --------  ------
                              686       (456)    (921)
                           ------    --------  -------
         Tax provision     $3,227    $(1,062)  $ (972)
                           ======    ========  =======

    The temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                      JANUARY 31,
                                                                      -----------
                                                                   1998        1999
                                                                   ----        ----
         Deferred tax assets:
           Recognized built-in loss carryforward ..........    $    207     $    207
           Allowance for doubtful accounts ................          41           27
           Expense accruals ...............................         578        1,815
           Valuation allowance for rental inventory .......          --        6,685
           Federal and State NOL carryforwards ............         966        6,739
                                                               --------     --------
                                                                  1,792       15,473
                                                               --------     --------
         Deferred tax liabilities:
           Intangible amortization ........................      (1,872)      (2,300)
           Videocassette rental inventory amortization ....         (45)      (3,343)
           Furnishings, equipment and leasehold improvement
           depreciation ...................................        (796)      (2,079)
                                                                --------     --------
                                                                  (2,713)      (7,722)
                                                                --------     --------
         Net deferred taxes before valuation allowance ....         (921)       7,751
         Valuation Allowance ..............................           --       (7,751)
                                                                --------     --------
                                                                $   (921)    $      0
         Net deferred tax liability .......................     ========     ========

Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize deferred assets, a valuation allowance in the amount of $7.8 million at January 31, 1999 is provided to reduce such deferred tax assets to the level of the existing deferred tax liabilities.

The Company has federal net operating loss carryforwards aggregating approximately $19.4 million and state net operating loss carryforwards aggregating approximately $24.1 million at January 31, 1999, which expire through January 31, 2019. At January 31, 1999, the Company has available the following carryforwards to offset future taxable income:


                   FEDERAL NET OPERATING    STATE NET OPERATING         YEAR END
                   ---------------------    -------------------         --------
                    LOSS CARRYFORWARDS      LOSS CARRYFORWARDS     EXPIRATION DATES
                    ------------------      ------------------     ----------------
                   $           ----           $   200,000                 1/31/02
                               ----               900,000                 1/31/03
                               ----             2,200,000                 1/31/04
                               ----             1,900,000                 1/31/05
                         19,400,000            18,900,000            1/31/06 - 1/31/19

    A reconciliation between the provision for income taxes and the amount determined by applying the U.S. federal statutory rate to income before income taxes is as follows (in thousands):

                                                                          YEARS ENDED JANUARY 31,
                                                                          -----------------------
                                                                        1997       1998       1999
                                                                        ----       ----       ----
         Income tax at statutory rate of 34%.....................      $2,354    $(1,575)   $(9,584)
           State tax expense, net of federal benefit.............         583       (133)       422
           Change in valuation allowance.........................         (76)       ---      7,751
           Nondeductible intangible amortization.................         359        593        648
           Other.................................................           7         53       (209)
                                                                       ------    -------    -------
                                                                       $3,227    $(1,062)   $  (972)
                                                                       ======    =======    =======

9.  RELATED PARTY TRANSACTIONS

    As of January 31, 1999 and 1998, receivables from certain officers were $373,000 and $341,000 respectively. Interest has been accrued at a rate of 10% on such amounts.

10.  LEASE COMMITMENTS

    The Company leases its facilities under operating leases extending until 2008. Minimum future rental payments under these leases as of January 31, 1999 are as follows (in thousands):

             YEARS ENDING JANUARY 31,
             ------------------------
             2000...................          14,313
             2001...................          11,077
             2002...................           8,667
             2003...................           6,250
             2004...................           3,994
             Thereafter.............           7,390
                                            --------
             Future minimum payments        $ 51,691
                                            ========

    Rent expense totaled approximately $11,130,000, $19,061,000 and $21,334,000 for the years ended January 31, 1997, 1998 and 1999, respectively. Rent expense and the above table do not include any amounts in connection with store closings (see Note 17).

11.      ACQUISITIONS
     All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

May 1996 Acquisitions

    On May 17, 1996, the Company acquired 172 video specialty stores (the "May 1996 Acquisitions"), including 13 stores owned by franchisees of the Company. Taking into account certain adjustments and calculation of certain contingent payments, the aggregate consideration of $83.9 million was paid consisting of the following: $53.0 million in cash, approximately $26.2 million in shares of common stock (2.1 million shares), and approximately $4.7 million of acquisition costs. Of these amounts, approximately $0.4 million represents remaining minimum contingent consideration (of which approximately $0.1 million and $0.3 million (20,000 shares) is to be paid in cash and stock, respectively) as of January 31, 1998 and 1997. These common shares to be issued have been considered outstanding as of January 31, 1999, 1998 and 1997 as their issuance is dependent only on the passage of time.

Early Fall 1996 Acquisitions

      Between August 26 and October 25, 1996, the Company acquired the assets of 21 video specialty stores (the "Early Fall 1996 Acquisitions"). Aggregate consideration of $13.6 million was paid, consisting of the following: $8.2 million in cash and $4.9 million in shares of common stock (519,000 shares). Approximately $0.5 million of acquisition costs was also paid. The shares (465,000) associated with one of these acquisitions were issued in the year ended January 31, 1999 in three equal installments (six, twelve and eighteen months from the acquisition date) and the number of shares issued was increased by the difference between the share price at issuance date and the formulaic common share price calculated as of the date of acquisition. Additionally, 92,000 shares associated with another Early Fall 1996 Acquisition are to be issued. In both instances these common shares and other common shares to be issued in installments have been considered outstanding as of January 31, 1999, 1998 and 1997 as their issuance is dependent only on the passage of time.

Late Fall 1996 Acquisitions

    Between November 15 and December 3, 1996, the Company acquired the assets of 47 video specialty stores (the "Late Fall 1996 Acquisitions"), including 19 stores owned by franchisees of the Company for aggregate consideration of $27.7 million consisting of the following: $14.4 million in cash and $11.0 million in shares of common stock (1.0 million shares) and approximately $2.3 million of acquisition costs. Additionally, 243,000 and 25,000 shares were to be issued as of January 31, 1998 and 1997, respectively. These common shares to be issued have been considered outstanding as of January 31, 1999, 1998 and 1997 as their issuance is dependent only on the passage of time.

June, 1997 Acquisitions

    On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June, 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately $0.7 million of acquisition costs.

Year Ended January 31,1999 Acquisitions

    During the year ended January 31, 1999 the Company has made certain acquisitions that were not material.

    The allocation of the purchase price associated with the acquisitions made during the years ended January 31, 1997 and 1998 are summarized as follows:

                                                               JANUARY 31,
                                                               -----------
                                                             1997        1998
                                                             ----        ----
         Working Capital..............................    $  (3,326)  $     439
         Videocassette rental inventory...............       16,019       2,917
         Furnishings, equipment, and leasehold                7,915       2,833
            improvements..............................
         Intangible assets............................      105,323      13,146
         Other........................................         (756)         --
                                                          ----------  ---------
                                                          $ 125,175   $  19,335
                                                          =========   =========


    The following unaudited pro forma information presents the results of operations as though (i) the May 1996 Acquisitions, the Early Fall 1996 Acquisitions, Late Fall 1996 Acquisitions and June 1997 Acquisitions had occurred as of the beginning of the periods presented, (ii) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, (iii) the repayment of all previously existing outstanding debt had occurred as of the beginning of the periods reported, and (iv) the borrowings under the Credit Facility had occurred as of the beginning of the periods presented.

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

                                                                           UNAUDITED PRO FORMA
                                                                         YEARS ENDED JANUARY 31,
                                                                    1997                      1998
                                                                    ----                      ----
                                                                (in thousands, except per share data)
      Pro forma revenues ...................................    $ 131,378                 $ 130,044
      Pro forma income (loss) before extraordinary item ....    $   7,933                 $  (3,219)
      Extraordinary item (net of tax benefit) ..............    $     244                 $      --
      Pro forma net income (loss) ..........................    $   7,689                 $  (3,219)
      Pro forma income (loss) per share before extraordinary
        item basic and diluted .............................    $     .57                 $    (.23)
      Extraordinary item - basic and diluted ...............    $    (.02)                $      --
      Pro forma net income (loss) per share - basic and
        diluted ...........................................  .  $     .55                 $    (.23)

12.  STOCKHOLDERS' EQUITY

     Stock Compensation Plan:

    Equity Incentive Plan: The Company's Equity Incentive Plan was adopted by the Board of Directors and approved by the Stockholders in July 1995 and as amended in April 1997 (the "Equity Plan"). The Equity Plan enables the Company to grant options to purchase common stock to officers, employees, employee directors of and consultants to the Company. The Plan authorizes the issuance of up to 850,000 shares. The options granted are unvested at the date of grant, and become fully vested pro-rata equally over five years subsequent to the date of grant. The fixed exercise price associated with the shares subject to option is the fair value of the Company's stock at the date of grant. The options expire ten years after the date of grant.

    Director Stock Option Plan: The Company's Director Stock Option Plan (the "Director Option Plan") enables the Company to grant options to purchase common stock to outside directors of the Company. The Plan authorizes the issuance of up to 50,000 shares. The options are unvested at the time of grant, and vest pro-rata equally over a three-year period, provided the optionholder continues to serve as a director of the Company, and will expire ten years from the date of grant. The fixed exercise price associated with the shares subject to options under this plan is the fair value of the Company's stock at the date of grant. Commensurate with the Offering, the Company granted an option to purchase 3,000 shares of common stock to three non-employee directors. Each non-employee director is eligible to receive at the discretion of the Company a subsequent grant of an option for 1,000 shares on the date of each Annual Meeting of Stockholders, at which such director is reelected as a director of the Company, beginning with the Annual Meeting for the year ended January 31, 1998. As of January 31, 1999, 6,000 options are outstanding. No options have been exercised for the years ended January 31, 1998 and 1999.

    Common shares subject to options under these plans were as follows:

                                                    YEARS ENDED JANUARY 31,
                                             1998                          1999
                                             ----                          ----
                                                   WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE
                                     OPTIONS    EXERCISE PRICE    Options    EXERCISE PRICE
                                     -------    --------------    -------    --------------
Outstanding at February 1 .......     82,137    $     11.06       14,137       $     10.54
Granted .........................         --             --      226,250       $       .25
Exercised .......................         --             --           --                --
Terminated/Canceled .............     68,000    $     12.85        2,588       $      8.75
                                      ------                     -------
Options outstanding at January 31     14,137    $     10.54      237,799       $       .77
                                      ------                     -------
Options exercisable at January 31      4,034    $     10.86        6,774       $     11.26
                                      ------                     -------

    As discussed in Note 2, the Company adopted the disclosure requirements of SFAS No. 123. The pro forma information below is presented as if the Company had adopted the recognition provisions of SFAS 123.

                                                                             1997            1998             1999
                                                                             ----            ----             ----
    Weighted average fair value of options granted -- calculated using
      the Black-Scholes option-pricing model.....................       $         4.63  $         4.63   $        .50
    Range of exercise price per share............................       $  8.75-$13.00  $  8.75-$13.00   $ .25-$13.00
    Actual:
      Net income (loss) (in thousands)...........................       $        3,466  $       (3,570)  $    (27,217)
      Earnings (loss) per share, basic and diluted...............       $          .33  $         (.26)  $      (1.93)
    Pro Forma:
      Net income (loss) (in thousands)...........................       $        3,431  $       (3,601)  $    (27,217)
      Earnings (loss) per share, basic and diluted...............       $          .33  $         (.26)  $      (1.93)

    Assumptions:
      Weighted average dividend yield............................                   --              --             --
      Weighted average volatility................................                   35%             35%            75%
      Weighted average risk free interest rate...................                 6.58%           6.58%           5.50%
      Weighted average expected life (years).....................                    5               5               5

    Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 125,000 shares of common stock to participating employees through a series of semiannual offerings. Offering periods will commence on each November 1, beginning November 1, 1996, and May 1 and terminate on the following April 30 and October 31, respectively. The maximum number of shares available in each offering is 25,000 shares. Eligible employees may direct 1%-10% of their total compensation in a Plan period to the Plan, at a price equal to 85% of the lower of the closing price of the common stock on the first business day of the plan or the last business day of the plan. During the fiscal years ended January 31, 1998 and 1999, the Company had issued approximately 37,000 and 40,000 shares, respectively, related to the Plan.

13.  PREFERRED STOCK

     The Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 2,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has not issued any shares of preferred stock.

14.  COMMITMENTS
Purchase Commitments

    On July 12, 1995, with an Amendment on August 20, 1997, the Company entered into a contract with a supplier of video rental products that requires the Company to purchase, at a discount, its requirements for such products over the ensuing seven year period as follows:

                   August 20, 1998-July 12, 2000.......       Lesser of 30% of annual requirements or $25 million
                   July 13, 2000-July 12, 2002.........       lesser of 25% of annual requirements or $25 million

15.  LITIGATION

    The Company is involved in litigation in the ordinary course of business. The Company believes that the outcome of such litigation will not materially affect the Company's financial position or results of operations.


16.      DEBT OFFERING WRITE-OFF

    On July 1, 1997 the Company's planned private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company wrote off $5.1 million in costs during the year ended January 31, 1998 that were incurred in connection with the Proposed Private Placement and related acquisitions.

17.      STORE CLOSING CHARGES
    During the quarter ended November 1, 1998, the Company began and completed an extensive analysis of its base store performance and made a decision to close 33 of its stores. This analysis resulted in the Company recording charges of approximately $5,557,000. The components of the charges included approximately $3,100,000 for lease terminations and miscellaneous closing costs, as well as approximately $2,457,000 in property asset write downs.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and certain information with respect to each director, nominee for election as a director, and executive officer of the Company.

         Ralph W. Standley III, age 60, has served as the Chairman of the Board of Directors of the Company and its principal predecessors since 1992. He also served as President of two such predecessors, Nostalgia Ventures, Inc. ("NVI") and Videosmith (DE) Incorporated ("VDI"), and as Secretary of two other predecessors, Giant Video Corporation ("GVC") and G.V. Management Corp. ("GVMC"), from the date of their inception or acquisition by the Company through July 1995. Ralph W. Standley III is the father of T. Kyle Standley and M. Trent Standley.

         T. Kyle Standley, age 35, has served as the President and Chief Executive Officer and a Director of the Company and its predecessors since its inception in February 1995. Previously, he served as an executive officer of two of the Company's predecessors, GVC and GVMC, commencing in 1991. Mr. Standley was director of research at Colliers International Property Consultants from 1989 to 1991, and prior thereto was a financial analyst at Paine Webber Incorporated.

         M. Trent Standley, age 34, has served as a Vice President, Secretary and a Director of the Company since May 1995. He also served as President of one of the Company's predecessors, GVI, from 1989 to 1995, as Vice President of two other predecessors, VDI from 1994 to 1995, and GVMC from 1992 to 1995, and as Secretary of a fourth predecessor, NVI, from 1993 to 1995.

         C. Stewart Forbes, age 58, a Director of the Company since May 1996, has served as President of Colliers International Property Consultants since 1979.

         Wesley F. Hoag, age 42, a Director of the Company since May 1996, has served as General Counsel and Chief Operating Officer of the R. Meeder & Associates, Inc., a registered investment adviser ("Meeder"), since July 1993, and since April 1994 has served as Vice President of The Flex-funds and The Flex-Partners, investment companies managed and sponsored by Meeder. From 1984 to 1993, Mr. Hoag was an attorney at the law firm of Porter, Wright, Morris & Arthur.

         Richard G. Kelly, age 45, joined the Company as Chief Financial Officer in July 1996. From January 1994 to June 1996, Mr. Kelly was a shareholder and served as a Director of Moore, Stephens, Reilly, PC and was a shareholder and Vice President of Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly served as Director of Gillis & Kelly, P.C., from 1990 to 1993, at which time the firm merged with Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly is a Certified Public Accountant whose responsibilities included direction of mergers and acquisitions as well as tax and audit related functions.

         Donald Weiss, age 57, has served as Executive Vice President, Franchising of the Company since September 1996. From May 1996 to August 1996, Mr. Weiss served as Vice President -- Franchise Development of the Company. From November of 1992 until April 1996, he served as Vice President -- Franchising Development of WCEI. From August 1991 to October 1992, Mr. Weiss served as Vice President -- Franchising Development of West Coast Enterprises, Inc., and from March 1989 to July 1991, he served as Executive Director of Franchise Development of West Coast Enterprises, Inc.

         Jerry L. Misterman, age 52, has served as Executive Vice President -- Finance of the Company since mid-July 1995 and as Chief Financial Officer of WC Franchise since the acquisition by WC Franchise of certain franchise-related operating assets in July 1995. Prior to July 1995, Mr. Misterman served as Chief Financial Officer of each of the WCEI Companies, of Sorbee International, a manufacturer of sugar-free candies, from March 1989, and of Medical Products Labs, a manufacturer and distributor of fluoride-related sugar-free dental products, from March 1990. Prior to 1990, Mr. Misterman's experience included serving as the Chief Financial Officer of the Seven-Up Bottling Group of Philadelphia Inc., Corporate Controller and Assistant Treasurer of Aydin Corporation, a manufacturer of electronic communications systems and equipment, and also as Chief Financial Officer of Providers Benefit Company, a manager and operator of several primary health care facilities and a finance company.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations of the Securities and Exchange Commission ("SEC") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of the Company's outstanding Common Stock, to file reports of initial ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the fiscal year ended January 31, 1999, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.


ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose salaries and bonuses exceeded $100,000 for services rendered during the fiscal year ended January 31, 1999 (the "Named Executive Officers"), together with similar information with respect to the Named Executive Officers for each of the fiscal years ended January 31, 1997 and 1998.


                                                 Annual Compensation
                                                 -------------------                  Long-Term
                                                                                     Compensation
                                                                                       Awards(2)
                                                                                   ----------------
    Name and               Fiscal           Salary    Bonus      Other Annual      Number of shares            All
Principal Position          Year                               Compensation (1)    Underlying Stock     Other Compensation
------------------          ----                               ----------------    ----------------     ------------------
                                                                                         Options
T. Kyle Standley            1999          $330,049    $75,000
 President and Chief        1998          $230,000      __                                 __                    __
 Executive Officer          1997          $126,507      __             __                  __                    __
Richard G. Kelly            1999          $254,231
 Chief Financial            1998          $200,000      __             __                  __                    __
 Officer                    1997          $126,923      __             __                  __                    __
Ralph W. Standley III       1999          $213,639
 Chairman of the            1998          $150,000      __             __                  __                    __
 Board of Directors         1997          $107,308      __             __                  __                    __
Jerry L. Misterman          1999          $164,942
 Chief Accounting           1998          $150,000      __             __                  __                    __
 Officer                    1997          $151,154      __             __                  __                    __
Donald Weiss                1998          $150,000
 Executive Vice             1997          $150,000      __             __                  __                    __
 President                  1996          $129,944      __             __                  __                    __


--
(1) Other compensation in the form of perquisites and other personal benefits has been omitted for certain of the Named Executive Officers, in accordance with the rules of the Securities and Exchange Commission, as the aggregate amount of such perquisites and other personal benefits for such officers constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for each executive officer in each fiscal year covered.

(2) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payouts to these individuals during any fiscal year covered.

Option Grants. In October 1998, both Jerry L. Misterman and Donald Weiss were granted incentive stock options under the Company's equity incentive plan of 8,000 and 6,000 options respectively, at an exercise price of $0.25. The options granted are unvested at the date of grant and become fully vested pro-rata equally over five years subsequent to the date of grant.


Option Exercises and Holdings. None of the Executive Officers exercised any options to purchase Common Stock of the Company. At January 31, 1999, both Jerry
L. Misterman and Donald Weiss have outstanding holdings of 8,000 and 6,000 options respectively.

COMPENSATION OF DIRECTORS

         Non-employee directors receive an annual stipend of $10,000 and all directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

         Under the Company's 1995 Director Stock Option Plan, as amended to date (as amended, the "Director Option Plan"), each non-employee director is eligible to receive options for such number of shares of Common Stock and at such times as the Board of Directors may determine, which options have an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Director Option Plan vest over a three-year period, provided the optionholder continues to serve as a director of the Company, and expire ten years from the date of grant. The Director Option Plan was adopted by the Board of Directors and approved by the stockholders of the Company in July 1995, and was amended by the Board of Directors in October 1996. The total number of shares of Common Stock that may be issued under the Director Option Plan is 50,000. Messrs. Forbes and Hoag have each been granted an option under the Director Option Plan to purchase 3,000 shares of Common Stock at an exercise price of $13.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee during the fiscal year ended January 31, 1999, were Wesley F. Hoag and C. Stewart Forbes.

         None of the Company's executive officers serves as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such a committee, the entire board of directors) of another entity, one of whose executive officers serves on the Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee reviews the compensation levels of the Company's executive officers, makes recommendations to the Board of Directors regarding compensation, and has authority to grant options under the Company's 1995 Equity Incentive Plan.

         The Company's compensation program seeks to achieve the following objectives:

         - To attract and retain key executives who are important to the long-term growth and success of the Company.

         - To give appropriate incentives based on both individual performance and the performance of the Company as a whole.

         - To promote identity of interest between the Company's stockholders and its senior management.

         - To reward officers for their contributions to growing the number of video stores (through acquisitions and new store construction) and increasing the average annual revenue per store.

         The Company's executive compensation program consists primarily of base salaries, supplemented by equity incentives and bonuses under appropriate circumstances. Base salaries are determined in a manner intended to be comparable to the salaries that are paid to persons performing similar functions for companies of comparable size in comparable industries, although a number of subjective factors also influence salary decisions, including the Company's judgment with respect to a given individual's particular skills, experience and knowledge of the Company's industry. In addition, the compensation of executives who joined the Company upon the Company's acquisition of their former employers reflects the level at which they were compensated by such former employers. The Company typically reviews executive base salaries on an annual basis. Equity incentives represent the principal performance-based component of the Company's compensation program. The Company granted options to both Jerry L. Misterman and Donald Weiss of 8,000 and 6,000 options respectively. The Company only paid a bonus to its Chief Executive Officer, T. Kyle Standley, of $75,000 relating to the fiscal year ended January 31, 1999.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. In March 1998, the Company increased Mr. Standley's annual base salary to $330,000 plus a bonus of $75,000. The Compensation Committee believed that this level of compensation is appropriate given the rapid growth of the Company and Mr. Standley's contributions to that growth, as well as the current size of the Company. The Compensation Committee believes that Mr. Standley's level of compensation is near the middle of the range of compensation to chief executives for companies of similar size within the industry.

                                 Compensation Committee

                                 Wesley F. Hoag
                                 C. Stewart Forbes

                                      05/14/96      01/31/97     01/30/98    1/31/99
                                      --------      --------     --------    -------
       West Coast                     $100          $ 64         $ 14        $  9
       Entertainment
       Corporation
       Nasdaq Market Index (US)       $100          $112         $132        $207
       Video Retailers Group          $100          $ 91           43        $175


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of January 31, 1999 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director and nominee for election as a director, (iii) by each of the executive officers, and (iv) by all directors and executive officers as a group:

                                                                                             Shares Beneficially
               Beneficial Owner                                                                  Owned(1)(2)
               ----------------                                                                  -----------
                                                                                         Number              Percent
                                                                                         ------              -------
               5% STOCKHOLDERS:
               Ralph W. Standley III(3)(4)(5)                                         1,345,765                9.6
               Ralph W. Standley III Irrevocable Trust(3)(5)                            342,819                2.4
               T. Kyle Standley(3)(5)(6)                                              1,431,388               10.2
               Marsh & McLennan Companies, Inc.(7)                                      975,890                6.9
               OTHER EXECUTIVE OFFICERS:
               Richard G. Kelly(3)
               Jerry L. Misterman(3)
               Donald Weiss(3)                                                           43,000
               OTHER DIRECTORS:
                        M. Trent Standley(3)(5)(6)                                      647,576                4.6
               C. Stewart Forbes                                                         14,000                 *
               c/o Colliers International
               84 State Street, 5th Floor
               Boston, MA  02109

               Wesley F. Hoag                                                             2,000                 *
               c/o R. Meeder & Associates
               6000 Memorial Drive
               Columbus, OH  43215
               All directors and executive officers as a group
               (8 persons)(4)(5)(6)(7)                                                3,826,548               27.2


--------------
 *       Less than 1%.

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. In accordance with the rules of the Securities and Exchange Commission, each stockholder is deemed to beneficially own any shares subject to stock options or warrants which are currently exercisable or which become exercisable, or convertible securities which are currently exercisable or which become exercisable, within 60 days after February 28, 1999, and any reference in these footnotes to shares subject to stock options held by the person or entity in question refers to stock options which are currently exercisable or which become exercisable within 60 days after February 28, 1999. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2) Number of shares deemed outstanding includes shares outstanding as of February 28, 1999, and any shares subject to stock options held by the person or entity in question that are currently exercisable or exercisable within 60 days following February 28, 1999.

(3) These persons have an address c/o the Company, One Summit Square, Suite 200, Route 413 and Double Woods Road, Langhorne, Pennsylvania 19047.

(4) Includes 1,281,461 shares held by a revocable trust over which this stockholder has sole voting and dispositive power; also includes 64,304 shares owned by this stockholder's wife as to which this stockholder disclaims beneficial ownership.

(5) Voting and dispositive power over 342,819 shares owned by this trust is shared by T. Kyle Standley and John H. Chory, Esq., as co-trustees. The beneficiaries of the trust are Ralph W. Standley III's children, who include T. Kyle Standley and M. Trent Standley. The numbers of shares in the column next to the names of Ralph W. Standley III, T. Kyle Standley and M. Trent Standley exclude these shares.

(6) All shares owned by this individual are pledged to a bank as loan collateral.

(7) Includes [985,900] shares beneficially owned by Putnam Investments, Inc., which is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. The shares beneficially held by Putnam Investments, Inc. include shares held by two registered investment advisers which Putnam Investments, Inc. wholly owns, Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The company has granted certain stock options to Messrs. Forbes and Hoag under the Director Option Plan. See Item 11 -- "Executive Compensation -- Compensation of Director".

         Ralph W. Standley III, the Chairman of the Board of Directors of the Company, is indebted to the Company under a promissory note between the Company and Mr. Standley, pursuant to which the Company loaned Mr. Standley $126,103, at an interest rate of 10% per annum. The promissory note is payable on demand. As of January 31, 1999, the aggregate amount (including interest) of the loan outstanding was $148,344.

         T. Kyle Standley, the President and Chief Executive Officer of the Company, is indebted to the Company under a promissory note between the Company and Mr. Standley, pursuant to which the Company loaned Mr. Standley $169,499, at an interest rate of 10% per annum. The promissory note is payable on demand. As of January 31, 1999, the aggregate amount (including interest) of the loan outstanding was $199,394.

         The Company has adopted a policy requiring all future transactions between the Company and its officers, directors and affiliates to be on terms no less favorable to the Company than could be obtained from unrelated third parties and to be approved by a majority of the disinterested members of the Company's Board of Directors.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          Reports of Independent Accountants
          Consolidated Balance Sheet at January 31, 1999 and 1998
          Consolidated Statement of Operations for the fiscal years ended January 31, 1999, 1998 and 1997
          Consolidated Statement of Cash Flows for the fiscal years ended January 31, 1999, 1998 and 1997
          Consolidated Statement of Stockholders' Equity for the fiscal years ended January 31, 1999, 1998 and 1997
          Notes to the Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b)  Exhibits:

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
      +3.1   --  Certificate of Incorporation
      +3.2   --  First Amendment of Certificate of Incorporation
      +3.3   --  Second Amendment of Certificate of Incorporation
      +3.4   --  Certificate of Correction Filed to Correct a Certain Error in the Second
                 Certificate of Amendment of Certificate of Incorporation
      +3.5   --  Form of Third Certificate of Amendment of Certificate of Incorporation
      +3.6   --  Restated By-Laws
      +3.7   --  Amendment to the Restated By-Laws
      +4.1   --  Specimen certificate for shares of Common Stock
     +10.1   --  Assets Purchase Agreement by and among the Registrant, A-Z Video Systems,
                 Inc., Donald R. Thomas, Art H. Thomas, Harry M. Smith and Dwight M. Thomas,
                 dated as of January 11, 1996
     +10.2   --  Asset Purchase Agreement by and among the Registrant, American Video, Inc.,
                 Red Giraffe Video, Inc., the Lancaster Group, Inc., Nolan Allen, Michael
                 Cappy and P.R. Lancaster, dated as of January 11, 1996, the first amendment thereto dated March 25, 1996 and waiver dated March 12, 1996
     +10.3   --  Asset Purchase Agreement by and among the Registrant, Anthony Cocca's
                 Videoland, Inc. and Anthony Cocca, dated as of January 11, 1996
     +10.4   --  Asset Purchase Agreement by and among the Registrant, Vidko, Inc., Kobie-Co
                 Movie Outlet and Anthony Cocca, dated as of January 11, 1996
     +10.5   --  Asset Purchase Agreement by and between the Registrant and Best
                 Entertainment, Inc., dated as of January 11, 1996
     +10.6   --  Asset Purchase Agreement by and between the Registrant and HB Associates,
                 Inc., dated as of January 11, 1996
     +10.7   --  Asset Purchase Agreement by and between the Registrant and New Age
                 Entertainment, Inc., dated as of January 11, 1996
     +10.8   --  Merger Agreement by and among the Registrant, RKT Subsidiary Corp., Palmer
                 Corporation and the Stockholders named therein, dated as of January 11, 1996, as amended (the "Palmer Merger Agreement")

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
     +10.9   --  Stock Purchase Agreement by and among the Registrant, Showtime, Inc. and
                 Clemens J. Wadle, dated as of January 11, 1996
    +10.10   --  Merger Agreement by and among the Registrant, RKT Merger Co., Video Giant
                 Inc. and the Stockholders named therein, dated as of January 11, 1996
    +10.11   --  Asset Purchase Agreement by and between the Registrant and Video Innovators,
                 Inc., dated as of January 11, 1996
    +10.12   --  Asset Purchase Agreement by and among the Registrant, Video Video of
                 Westfield, Inc., Video Video of Parsippany, Inc., Video Video of Chatham,
                 Inc. and Harold Rosenbaum, dated as of January 11, 1996, and the first amendment thereto dated February 19, 1996
    +10.13   --  Asset Purchase Agreement by and among the Registrant, Video Video of
                 Livingston, Inc., Harold Rosenbaum and Alan Kass, dated as of January 11,
                 1996, and the first amendment thereto dated February 19, 1996
    +10.14   --  Form of Standard Franchise Agreement, pursuant to which existing franchisees of the Registrant (excluding those to be acquired upon closing of the transactions contemplated by the Palmer Merger Agreement) currently operate
    +10.15   --  Form of Standard Franchise Agreement to be executed between the Registrant and future franchisees
    +10.16   --  Form of Standard Franchise Agreement pursuant to which existing franchisees of Palmer Corporation currently operate
    +10.17   --  Lease between the Registrant and Elliot Stone for office space located at
                 9990 Global Road, Philadelphia, Pennsylvania, dated as of July 12, 1995, as amended
    +10.18   --  Lease between the Registrant and Elliot Stone for warehouse space located at
                 490 Red Lion Road, Philadelphia, Pennsylvania dated as of July 12, 1995, as amended
   *+10.19   --  1995 Equity Incentive Plan, and amendment thereto
   *+10.20   --  1995 Director Stock Option Plan
   *+10.21   --  1995 Employee Stock Purchase Plan
   *+10.22   --  Employment Agreement between the Registrant and Jules E. Gardner, dated May
                 26, 1995
   *+10.23   --  Employment Agreement between the Registrant and Kenneth R. Graffeo, dated May
                 26, 1995
   *+10.24   --  Employment Agreement between the Registrant and Jerry L. Misterman, dated May
                 26, 1995
   *+10.25   --  Form of Employment Agreement between the Registrant and Peter Balner
    +10.29   --  Stockholders Voting Agreement among Resource Holdings Inc., T. Kyle Standley,
                 Ralph W. Standley, III and M. Trent Standley dated July 12, 1995
    +10.30   --  Shareholders Agreement among T. Kyle Standley, Ralph W. Standley, III, M.
                 Trent Standley, the Ralph W. Standley III Irrevocable Trust dated May 18,
                 1995 and certain "Investors" in the Company named therein, dated July 12,
                 1995
    +10.31   --  Convertible Promissory Note made by the Registrant and its subsidiaries in favor of West Coast Video Enterprises, Inc. dated July 12, 1995 (the
                 "Convertible Note")
    +10.32   --  Non-Convertible Promissory Note made by the Registrant and its subsidiaries in favor of West Coast Video Enterprises, Inc. dated July 12, 1995
    +10.33   --  Letter Agreement dated July 12, 1995 between the Registrant and West Coast
                 Video Enterprises, Inc. regarding payment of the Convertible Note

 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
    +10.34   --  Letter Agreement regarding the payment of a fee to West Coast Video
                 Enterprises, Inc., West Coast Entertainment, Inc., West Coast Services, Inc.,
                 Game Power Headquarters, Inc., Premier Advertising, Inc., Jules Gardner and
                 Kenneth Graffeo upon the purchase by West Coast Franchising Company of
                 Existing Franchises dated July 12, 1995
    +10.35   --  Non-Competition Agreement between the Registrant and Elliot Stone dated July
                 12, 1995
    +10.36   --  Revolving Credit and Term Loan Agreement by and between the Registrant and its subsidiaries and PNC Bank, National Association dated as of July 12, 1995
    +10.37   --  Revolving Credit Note made by the Registrant and its subsidiaries in favor of
                 PNC Bank, National Association, dated as of July 12, 1995
    +10.38   --  Third Amendment to Credit Agreement as of December 15, 1998


 EXHIBIT
   NO.                                            DESCRIPTION
----------       -----------------------------------------------------------------------------
     +21.1   --  Subsidiaries of the Registrant
      23.1   --  Consent of PricewaterhouseCoopers LLP
        27   --  Financial Data Schedule

---------------
     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

The Registrant filed a Current Report on Form 8-K reporting on Item 8 Change in fiscal year on May 15, 1998.

The Registrant filed a Current Report on Form 8-K reporting on Item 4 Changes Registrant's certifying Accountant on November 20, 1998, reporting the termination of PricewaterhouseCoopers LLP.

The Registrant filed a Current Report on Form 8-K reporting on Item 4 Changes Registrant's certifying Accountant on January 31, 1999, reporting the selection and appointment of BDO Seidman, LLP.

The Registrant filed a Current Report on Form 8-K reporting on Item 5 the third amendment to Credit Agreement on January 27, 1999, reporting amendments effective January 12, 1999 to the existing Credit Agreement.