Form 10-K/A
period 1999-01-31
WEST COAST ENTERTAINMENT CORP
filed 1999-05-27
CIK 1005858

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A



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

                                                                              YEARS ENDED JANUARY 31,
                                                                              -----------------------
                                                          1995           1996          1997             1998            1999
                                                          -----          ----          ----             ----             ----
                                                                       (in thousands, except per share data)
     STATEMENT OF OPERATIONS DATA:
       Revenues ..................................     $   6,503      $  14,719      $  73,293       $ 123,753       $ 120,174
       Operating income (loss)(1) ................           385          1,216          8,053             423         (21,170)
       Income (loss) before extraordinary item ...           204            334          3,710          (3,570)        (27,217)

       Net income (loss) .........................           204            334          3,466          (3,570)        (27,217)

       Income (loss) before extraordinary item per
        common share - basic and diluted .........     $    0.12      $    0.07      $    0.35       $   (0.26)      $   (1.93)
       Net income (loss) per common share
        basic and diluted ........................     $    0.12      $    0.07      $    0.33       $   (0.26)      $   (1.93)

       Weighted average number of common shares
        outstanding ..............................         1,693          4,756         10,554          13,817          14,072


     OPERATING DATA:
       Increase (decrease) in same store
        revenues (2) .............................          14.2%           4.8%           5.3%            0.8%           (4.0)%
       Store Data:
          Company-owned stores at end of period ..            28             28            264             286             261
          Franchised stores at end of period .....            --            304            267             217             160
                                                       ---------      ---------      ---------       ---------       ---------
            Total stores at end of period ........            28            332            531             503             421

     BALANCE SHEET DATA:
       Cash and cash equivalents .................     $      45      $     611      $   1,311       $   2,604       $   2,424

       Videocassette rental inventory, net .......         1,464          1,509         24,598          32,005          20,375

       Total assets ..............................         3,631         16,515        159,964         187,236         165,680
       Long-term debt, less current portion ......           738          7,101         32,802          65,006          58,187

       Total liabilities .........................         3,266         15,972         52,829          83,555          89,424

       Equity ....................................           365            543        107,135         103,681          76,256


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

                                                              YEARS ENDED JANUARY 31,
                                                                1997        1998      1999
                                                              ------      ------      -----
     STATEMENT OF OPERATIONS DATA:
       Revenues:
       Rental revenues ...................................      80.1%      82.4%       82.7%

       Merchandise and other sales .......................      13.4       15.6        15.5

       Franchise fees ....................................       6.5        2.0         1.8
                                                               -----      -----       -----

          Total revenues .................................     100.0      100.0       100.0
                                                               -----      -----       -----
       Costs and expenses:
       Store operating expenses(1) .......................      43.5       46.3        47.6
       Cost of goods sold ................................       8.9       11.0        11.9
       Amortization of videocassette and video game rental
          inventory(2) ...................................      15.4       21.0        20.5
       Selling, general and administrative ...............      16.7       12.2        13.0
       Amortization of intangible assets .................       4.6        5.0         5.4
       Store closing charges .............................        --         --         4.7
       Valuation charges .................................        --         --        14.5
       Debt offering write-off ...........................        --        4.2          --
                                                               -----      -----       -----
            Total costs and expenses .....................      89.1       99.7       117.6
                                                               -----      -----       -----
       Income (loss) from operations .....................      10.9        0.3       (17.6)
       Interest expense and other ........................       1.5        4.0         5.8
                                                               -----      -----       -----

       Income (loss) before provision for income taxes and
     extraordinary .......................................       9.4       (3.7)      (23.5)
          item
       Provision (benefit) for income taxes ..............       4.4       (0.8)       (0.8)
                                                               -----      -----       -----

       Income (loss) before extraordinary item ...........       5.0%      (2.9)%     (22.6)%
                                                               =====      =====       =====

     OTHER DATA:
       Purchases of videocassette rental inventory .......      25.2%      24.6%       25.7%

     STORE DATA:
       Increase (decrease) in same store revenues(3) .....       5.3%       0.8%       (4.0)%
       Company-owned stores at end of period .............       264        286         261
       Franchised stores at end of period ................       267        217         160
                                                               -----      -----       -----
       Total stores at end of period .....................       531        503         421
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

PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP

April 2, 1998
Boston, Massachusetts

                      WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                         JANUARY 31,
                                                                                                         -----------
                                                                                                   1998           1999
                                                                                                 ---------      ---------
                              ASSETS (NOTE 7)
     Current assets:
       Cash ................................................................................     $   2,604      $   2,424

       Accounts receivable and other receivables (net of allowance for doubtful
         accounts of $123 and $ 67 at January 31, 1998 and 1999, respectively) .............         1,629          1,512
       Merchandise inventory ...............................................................         8,216          8,404
       Income taxes receivable .............................................................           441             --
       Deferred tax asset (Note 8) .........................................................           820             --
       Market development funds and co-op receivable .......................................         2,124          1,242
       Receivables from officers (Note 9) ..................................................           341            373
       Prepaid expenses and other current assets ...........................................           652            472
                                                                                                 ---------      ---------
        Total current assets ...............................................................        16,827         14,427

     Videocassette rental inventory, (net of accumulated amortization of $37,252 and
       $67,610 at January 31, 1998 and 1999, respectively) (Note 3) ........................        32,005         20,375
     Furnishings, equipment and leasehold improvements, net (Note 4) .......................        18,953         17,892
     Intangible assets (net of accumulated amortization of $10,003 and $ 16,497 at
       January 31, 1998 and 1999, respectively) ............................................       117,047        110,530
     Other assets (Note 5) .................................................................         2,404          2,456
                                                                                                 ---------      ---------

          Total assets .....................................................................     $ 187,236      $ 165,680
                                                                                                 =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Current portion of long-term debt (Note 7) ..........................................     $       8      $   8,081
       Accounts payable ....................................................................        11,719         14,659
       Accrued expenses (Note 6) ...........................................................         4,926          7,783
       Income taxes payable ................................................................            --            655
                                                                                                 ---------      ---------
          Total current liabilities ........................................................        16,653         31,178

     Long-term debt (Note 7) ...............................................................        65,006         58,187
     Deferred tax liability (Note 8) .......................................................         1,741             --
     Other Liabilities .....................................................................           155             59
                                                                                                 ---------      ---------

     Total Liabilities .....................................................................        83,555         89,424
                                                                                                 ---------      ---------
     Commitments and contingencies (Notes 10, 14 and 15) ...................................            --             --

     Stockholders' equity:
        Common stock ($0.01 par value; 13,843 shares as of  January 31, 1998, of which
          13,706 shares were outstanding and 137 shares were to be issued and  14,185 shares as of January 31, 1999 of which 14,073 shares were outstanding and 20
          shares were to be issued (Note 11) ...............................................           138            142
        Preferred stock ($0.01 par value, 2,000 shares authorized, no shares
          issued) (Note 13) ................................................................            --             --
        Additional paid-in capital .........................................................       104,063        104,093
        Accumulated (deficit) ..............................................................          (520)       (27,737)
        Treasury stock (92 shares of common stock, at cost) ................................            --           (242)
                                                                                                 ---------      ---------
          Total stockholders' equity .......................................................       103,681         76,256
                                                                                                 ---------      ---------
          Total liabilities and stockholders' equity .......................................     $ 187,236      $ 165,680
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

                      WEST COAST ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                        TOTAL
                                                                             ADDITIONAL   ACCUMULATED                  STOCK-
                                                        COMMON STOCK           PAID-IN      SURPLUS      TREASURY     HOLDERS'
                                                        ------------           -------      -------      --------     --------
                                                    SHARES        AMOUNT       CAPITAL     (DEFICIT)       STOCK       EQUITY
                                                    ------        ------       -------     ---------       -----       ------
Balance at January 31, 1996 ................     14,000,001     $  140     $     819     $    (416)    $    --     $     543
May 14, 1996 0.34-1  reverse stock split ...     (9,243,713)       (92)           92            --          --             0
Shares issued - public offering ............      5,400,000         54        60,778            --          --        60,832
Shares issued or to be issued - 1996
   acquisitions ............................      3,614,174         36        42,258            --          --        42,294
Net income .................................             --         --            --         3,466          --         3,466
                                                 ----------     ------     ---------     ---------     -------     ---------
Balance at January, 31 1997 ................     13,770,462        138       103,947         3,050          --       107,135
Shares issued - Employee Stock Purchase
   Plan ....................................         36,567         --           116            --          --           116
Shares issued - 1996 acquisitions ..........         36,077         --            --            --          --            --
Net (loss) .................................             --         --            --        (3,570)         --        (3,570)
                                                 ----------     ------     ---------     ---------     -------     ---------
Balance at January 31, 1998 ................     13,843,106        138       104,063          (520)         --       103,681
Shares issued - Employee Stock Purchase Plan         39,506          1            33            --          --            34
Shares issued - 1996 acquisitions ..........        302,065          3            (3)           --          --            --
Treasury stock,  at cost ...................             --         --            --            --        (242)         (242)
Net (loss) .................................             --         --            --       (27,217)         --       (27,217)
                                                 ----------     ------     ---------     ---------     -------     ---------
Balance at January 31, 1999 ................     14,184,677     $  142     $ 104,093     $ (27,737)    $  (242)    $  76,256
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

                                 Compensation Committee

                                 Wesley F. Hoag
                                 C. Stewart Forbes



The following table compares the cumulative total stockholder return on the common stock of the Company between May 14, 1996 (the date the Company's common stock commenced public trading) and January 31, 1999 with the cumulative total return of (i) the Nasdaq Market Index (US) and (ii) an index compiled for the Company ("Peer Group") over the same period. The Peer Group is comprised of Hollywood Video, Inc. Movie Gallery, Inc., and Video Update, Inc., other comparable publicly-traded companies whose primary line of business is the retail rental and sale of movies on videocassette. This table assumes the investment of $100.00 on May 14, 1996 in the Company's common stock, the Nasdaq Market Index and the Peer Group and assumes that dividends, if any, are invested.

                                      05/14/96      01/31/97     01/30/98    1/31/99
                                      --------      --------     --------    -------
       West Coast                     $100          $ 64         $ 14        $  9
       Entertainment
       Corporation
       Nasdaq Market Index (US)       $100          $112         $132        $207
       Peer Group                     $100          $ 91           43        $125


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of January 31, 1999 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director and nominee for election as a director, (iii) by each of the executive officers, and (iv) by all directors and executive officers as a group:


                                                                                             Shares Beneficially
               Beneficial Owner                                                                  Owned(1)(2)
               ----------------                                                                  -----------
                                                                                         Number              Percent
                                                                                         ------              -------
               5% STOCKHOLDERS:
               Ralph W. Standley III(3)(4)(5)                                         1,345,765                9.6
               Ralph W. Standley III Irrevocable Trust(3)(5)                            342,819                2.4
               T. Kyle Standley(3)(5)(6)                                              1,431,388               10.2
               Marsh & McLennan Companies, Inc.(7)                                      975,890                6.9
               OTHER EXECUTIVE OFFICERS:
               Richard G. Kelly(3)
               Jerry L. Misterman(3)
               Donald Weiss(3)                                                           43,000                 *
               OTHER DIRECTORS:
                        M. Trent Standley(3)(5)(6)                                      647,576                4.6
               C. Stewart Forbes                                                         14,000                 *
               c/o Colliers International
               84 State Street, 5th Floor
               Boston, MA  02109

               Wesley F. Hoag                                                             2,000                 *
               c/o R. Meeder & Associates
               6000 Memorial Drive
               Columbus, OH  43215
               All directors and executive officers as a group
               (8 persons)(4)(5)(6)(7)                                                3,826,548               27.2


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


Dated: May 27, 1999

                                 WEST COAST ENTERTAINMENT CORPORATION

                                 By: /s/ T. KYLE STANDLEY
                                     -----------------------------------------
                                         T. Kyle Standley
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ T. KYLE STANDLEY            (Principal executive officer       May 27, 1999
------------------------        and a Director)
    T. Kyle Standley


/s/ RICHARD G. KELLY            (Principal financial officer)      May 27, 1999
------------------------
   Richard G. Kelly


/s/ JERRY L. MISLERMAN          (Principal accounting officer)     May 27, 1999
------------------------
    Jerry L. Mislerman


/s/ RALPH W. STANDLEY III       (Director)                         May 27, 1999
-------------------------
    Ralph W. Standley III


/s/ M. TRENT STANDLEY           (Director)                         May 27, 1999
------------------------
    M. Trent Standley


/s/ C. STEWART FORBES           (Director)                         May 27, 1999
------------------------
    C. Stewart Forbes


/s/ WESLEY F. HOAG              (Director)                         May 27, 1999
------------------------
    Wesley F. Hoag