Form 10-Q
period 1999-05-02
WEST COAST ENTERTAINMENT CORP
filed 1999-06-22
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number 0-28072
                                                  -----

                      West Coast Entertainment Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    04-3278751
          -------------------------                           ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
               or organization)

One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
Langhorne, Pennsylvania                                                 19047
----------------------------------------------------------------      ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (215)968-4318
                                                    -------------

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----   -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                      Outstanding at June 14, 1999
                        -----                      ----------------------------
                  Common Stock, $.01                      14,084,704
                  par value per share

                      WEST COAST ENTERTAINMENT CORPORATION


                                      INDEX


Part I.                    -  Financial Information                                              Page No.
         Item 1.           -  Financial Statements

                           Consolidated Balance Sheets -
                                    As of May 2, 1999 and January 31, 1999                            3

                           Consolidated Statements of Operations-
                                    Quarters Ended May 2, 1999 and May 3, 1998                        4

                           Consolidated Statements of Cash Flows-
                                    Quarters Ended May 2, 1999 and May 3, 1998                        5

                           Consolidated Statement of Stockholders Equity-
                                    As of May 2, 1999 and January 31, 1999                            6

                           Notes to Consolidated Financial Statements                                 7

         Item 2.           -  Management's Discussion and Analysis of Financial Condition            11
                              and Results of Operations


Part II.                   -  Other Information                                                      14

         Item 1.           -  Legal Proceedings
         Item 2.           -  Changes in Securities
         Item 3.           -  Defaults Upon Senior Securities
         Item 4.           -  Submission of Matters to a Vote of the Security Holders
         Item 5.           -  Other Information
         Item 6.           -  Exhibits and Reports on Form 8-K

                      WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                                 JANUARY 31,           MAY 2,
                                                                                                    1999                1999
                                                                                                 ---------           ---------
                                        ASSETS
Current assets:
  Cash ................................................................................          $   2,424           $   1,894
  Accounts receivable and other receivables (net of allowance for doubtful
    accounts of $67 and $56 at January 31, 1999 and May 2, 1999, respectively).........              1,512               1,379
  Merchandise inventory ...............................................................              8,404               8,941
  Market development funds and co-op receivable .......................................              1,242               1,046
  Receivables from officers ...........................................................                373                 384
  Prepaid expenses and other current assets ...........................................                472                 374
                                                                                                 ---------           ---------
     Total current assets .............................................................             14,427              14,018

Videocassette rental inventory, net (Note 2), .........................................             20,375              19,985
Furnishings, equipment and leasehold improvements, net ................................             17,892              17,697
Intangible assets (net of accumulated amortization of $16,497 and $18,048 at
  January 31, 1999 and May 2, 1999, respectively)......................................            110,530             108,721
Other assets ..........................................................................              2,456               2,132
                                                                                                 ---------           ---------
     Total assets .....................................................................          $ 165,680           $ 162,553
                                                                                                 =========           =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 4) ..........................................          $   8,081           $  68,571
  Accounts payable ....................................................................             14,659              12,388
  Accrued expenses ....................................................................              7,783               7,687
  Income taxes payable ................................................................                655                 714
                                                                                                 ---------           ---------
     Total current liabilities ........................................................             31,178              89,360

Long-term debt (Note 4) ...............................................................             58,187                  --
Other Liabilities .....................................................................                 59                  24
                                                                                                 ---------           ---------

Total Liabilities .....................................................................             89,424              89,384
                                                                                                 ---------           ---------

Commitments and contingencies .........................................................                 --                  --

Stockholders' equity:

   Common stock ($0.01 par value; 14,185 shares as of May 2, 1999 and January 31, 1998,
     of which 14,073 shares were to be issued).........................................                142                 142

   Preferred stock ($0.01 par value, 2,000 shares authorized, no shares issued) .......                 --                  --

   Additional paid-in capital..........................................................            104,093             104,093
   Accumulated (deficit)...............................................................            (27,737)            (30,824)
   Treasury stock (92 shares of common stock, at cost) (Note 5), ......................               (242)               (242)
                                                                                                 ---------           ---------
     Total stockholders' equity .......................................................             76,256              73,169
                                                                                                 ---------           ---------
     Total liabilities and stockholders' equity .......................................          $ 165,680           $ 162,553
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

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               QUARTER           QUARTER
                                                                ENDED             ENDED
                                                                MAY 3,            MAY 2,
                                                                 1998              1999
                                                               --------          --------
Revenues:
  Rental revenue ....................................          $ 26,159          $ 23,406
  Merchandise sales .................................             4,715             3,559
  Franchise fees ....................................               683               308
                                                               --------          --------
                                                                 31,557            27,273
Costs and expenses:
  Store operating expenses ..........................            13,923            13,942
  Cost of goods sold ................................             3,346             2,484
  Amortization of videocassette and video game rental
     inventory (Note 2 ) ............................             6,272             6,494
  Selling, general and administrative ...............             3,518             3,757
  Amortization of intangible assets .................             1,654             1,641
                                                               --------          --------
                                                                 28,713            28,319
                                                               --------          --------
Income (loss) from operations .......................             2,844            (1,046)

Interest expense ....................................             1,638             2,012
Other expense (income) ..............................                74               (11)
                                                               --------          --------
Income (loss) before provision for income taxes .....             1,132            (3,047)
Provision for income taxes ..........................               634                40
                                                               --------          --------
Net income (loss) ...................................          $    498          $ (3,087)
                                                               ========          ========
Income (loss) per common share data:
  Net income (loss) - basic and diluted .............          $   0.04          $  (0.22)
                                                               --------          --------
Weighted average number of common shares outstanding             14,146            14,085
                                                               ========          ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     QUARTERS ENDED
                                                                                     --------------
                                                                                MAY 3,            MAY 2,
                                                                                 1998              1999
                                                                                ------            ------
Cash flows from operating activities:
  Net income (loss) ..................................................          $   498           $(3,087)
  Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
     Amortization of debt financing costs ............................              115               326
     Amortization of videocassette rental inventory ..................            6,272             6,493
     Depreciation and amortization of furnishings, equipment
       and leasehold improvements ....................................              784               901
     Amortization of intangible assets ...............................            1,654             1,642
     Changes in assets and liabilities:
     Accounts receivable .............................................               87               133
     Merchandise inventory ...........................................           (3,738)             (537)
     Prepaid expenses and other assets ...............................              186               448
     Accounts payable ................................................            1,670            (2,272)
     Accrued expenses and other liabilities ..........................             (253)             (129)
     Income taxes payable ............................................              715                59
                                                                                -------           -------
     Net cash provided by operating activities .......................            7,990             3,977
                                                                                -------           -------
Cash flows related to investing activities:
  Purchases of property and equipment ................................             (965)             (706)
  Purchases of videocassette rental inventory ........................           (6,763)           (6,104)
                                                                                -------           -------
     Net cash used in investing activities ...........................           (7,728)           (6,810)
                                                                                -------           -------
Cash flows related to financing activities:
  Purchase of treasury stock .........................................             (242)               --
  Proceeds from long-term debt .......................................               --             2,341
  Repayments of long-term debt .......................................               (2)              (38)
  Proceeds from issuance of common stock .............................               25
                                                                                -------           -------
Net cash provided by (used in) financing activities ..................             (219)            2,303
                                                                                -------           -------
Net increase (decrease) in cash ......................................               43              (530)
Cash, beginning of period ............................................            2,604             2,424
                                                                                -------           -------
Cash, end of period ..................................................          $ 2,647           $ 1,894
                                                                                -------           -------
Supplemental cash flow data:
  Interest paid ......................................................          $ 1,407           $ 1,668
                                                                                =======           =======
  Income taxes paid ..................................................          $   150           $     4
                                                                                =======           =======


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                           TOTAL
                                                               COMMON STOCK         ADDITIONAL  ACCUMULATED                STOCK-
                                                         -----------------------     PAID-IN      SURPLUS     TREASURY    HOLDERS'
                                                            SHARES        AMOUNT     CAPITAL     (DEFICIT)     STOCK       EQUITY
                                                         ------------     ------    ---------    ---------    --------   ---------
    Balance at January 31, 1998 ...................      $ 13,843,106     $ 138     $ 104,063    $    (520)    $   --    $ 103,681
    Shares issued - Employee Stock Purchase Plan...            39,506         1            33           --         --           34
    Shares issued - 1996 acquisitions .............           302,065         3            (3)          --         --           --
    Treasury stock, at cost .......................                --        --            --           --       (242)        (242)
    Net (loss) ....................................                --        --            --      (27,217)        --      (27,217)
                                                         ------------     -----     ---------    ---------     ------    ---------
    Balance at January 31, 1999 ...................      $ 14,184,677       142       104,093      (27,737)      (242)      76,256
    Net (loss) ....................................                --        --            --       (3,087)        --       (3,087)
                                                         ------------     -----     ---------    ---------     ------    ---------
    Balance at May 2, 1999 ........................      $ 14,184,677     $ 142     $ 104,093    $ (30,824)    $ (242)   $  73,169
    Net (loss).....................................               --        --            --       (3,087)        --       (3,087)
                                                         ------------     -----     ---------    ---------     ------    ---------
    Balance at May 2, 1999 ........................      $ 14,184,677     $ 142     $ 104,093    $ (30,824)    $ (242)   $  73,169
                                                         ============     =====     =========    =========     ======    =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 2, 1999 (unaudited)


1        Basis of Presentation

         The accompanying consolidated financial statements have been prepared assuming West Coast Entertainment Corporation and subsidiaries (collectively the "Company") will continue as a going concern. As discussed in Note 4, the Company has approximately $68.6 million of its debt maturing by February 15, 2000.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's (the "Company's") Form 10-K filed with the SEC on May 16, 1998.

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

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the quarter ended May 2, 1999 are not necessarily indicative of the results to be expected for the year ending February 6, 2000.

         Business

         On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52 or periodically, a 53 week fiscal year. Results for this fiscal year will reflect a 53- week year ending on February 6, 2000. The Company's first quarter ended May 2, 1999 includes revenue and certain operating expenses such as salaries, wages and other miscellaneous expenses, on a daily basis. All other expenses, primarily rents, depreciation and amortization, are calculated and recorded monthly, with twelve months included in each fiscal year.

         As of May 2, 1999 the Company owned and operated 253 video rental stores and was a franchisor of approximately 150 video stores.

         Earnings Per Share

         Income per common share data has been calculated per Financial Accounting Standards Board

                      WEST COAST ENTERTAINMENT CORPORATION


         Statement No. 128 "Earnings Per Share" ("SFAS 128"), which requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares were considered to be anti-dilutive for the computation of diluted earnings per share for the quarters ended May 2, 1999 and May 3, 1998.

2        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):

                                             January 31, 1998           May 2, 1999
                                             ----------------           -----------
         Videocassette rental inventory         $ 87,985                  $ 94,088
         Accumulated amortization                (67,610)                  (74,103)
                                                --------                  --------
                                                $ 20,375                  $ 19,985
                                                ========                  ========

         Amortization expense related to videocassette rental inventory totaled $6,493,000 and $6,272,000 for the quarters ended May 2, 1999 and May 3, 1998, respectively.


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

                      WEST COAST ENTERTAINMENT CORPORATION


3        Long Term Debt

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

On January 12, 1999, the Company signed an amendment to the New Facility (the "Revised Facility") increasing the Bank's commitment by $5 million (the "Overadvance") to a total of $70 million as well as providing for certain credit enhancements. The Revised Facility is a non-revolving loan maturing on February 15, 2000. At May 2, 1999, the Company had approximately $1.5 million available under the Revised Facility.

The first $65 million of the Revised Facility bears interest at 2% above the Prime rate (9.75% at May 2, 1999). The interest rate on the first $4 million of the Overadvance is equal to the Prime rate plus 2.5% (10.25% at May 2, 1999); the interest rate on the remaining $1 million is equal to the Prime rate plus 3.5%. Should the Company not repay all debt in full on or prior to June 30, 1999, an additional 3% of interest for the preceding six months on the $65 million and on any Overadvance borrowed in the last six months will become due. In addition, Commitment Extension Fees equaling 143 basis points times the total outstanding debt will be due and payable each month as of July 1, 1999 through February 15, 2000 should the debt remain unpaid as of August 31, 1999, subject to certain conditions.

Any payments of principal of the Revised Facility after the Overadvance permanently reduces the available amounts under the Facility. Commitment reductions commence on August 1, 1999 whereby a $3 million reduction occurs, followed by $2.5 million reductions on November 1, 1999 and on February 1, 2000 with the remaining balance of $58.1 million maturing on February 15, 2000.

                      WEST COAST ENTERTAINMENT CORPORATION


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

                      WEST COAST ENTERTAINMENT CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Quarter ended May 2, 1999 compared to Quarter ended May 3, 1998

         Revenues. Revenues decreased $4.2 million, or 13.3%, from $31.5 million for the quarter ended May 3, 1998 to $27.3 million for the quarter ended May 2, 1999. This change reflected a decrease of $2.7 million in rental revenues, a decrease of $1.1 million in merchandise sales and a decrease of $0.4 million in franchise fee revenue. The decreases in store rental and merchandise sales revenues of $3.8 million are attributable to a lower weighted average number of stores owned (after closing underperforming stores primarily in the fourth quarter of last year ending January 31, 1999) which decreased by 29 stores from 285 stores owned during the quarter ended May 3, 1998 to 256 stores owned during the quarter ended May 2, 1999 and accounted for $3.1 million of the total decrease. In addition, a decrease in average per store revenues accounted for the remaining decrease of $0.7 million in store revenues.

              Rental revenues decreased $2.7 million, or 10.3%, from $26.1 million for the quarter ended May 3, 1998 to $23.4 million for the quarter ended May 2, 1999. This decrease is primarily attributable to the closing of underperforming stores during the forth quarter of last year and, the resulting decrease in weighted average number of stores owned as discussed above. This decrease in stores owned accounted for $1.7 million of the decrease. The remaining $1.0 million decrease is related to a decrease in average store rental revenues as same store rental revenues decreased by 4.3%.

              Merchandise and other sales decreased $1.1 million, or 23.4%, from $4.7 million for the quarter ended May 3, 1998 to $3.6 million for the quarter ended May 2, 1999. This decrease is attributable to the closing of underperforming stores during the fourth quarter of last year as described above which caused merchandise and other sales to decrease by $0.5 million. The remaining $0.6 million decrease is due to lower merchandise and other sales as a result of lower store inventory levels, as compared to inventory levels during the quarter ended
         May 2, 1999.

              Franchise fee revenues decreased $0.4 million, or 57.1%, from $0.7 million for the quarter ended May 3, 1998 to $0.3 million for the quarter ended May 2, 1999. This decrease is attributable to a decline in the amount of royalty payments received from franchisees due to both a decline in their business and a decline in the number of franchisees who make required payments.

              Store Operating Expenses. Store operating expenses increased $0.2 million, or 1.4%, from $13.8 million for the quarter ended May 3, 1998 to $14.0 million for the quarter ended May 2, 1999. An increase of $1.2 million is related to the ability of the Company to begin utilizing revenue sharing through contractual agreements with studios as more fully discussed in Note 2 of the consolidated financial statements. This increase is offset by a decrease of approximately $1.2 million caused by the closing of underperforming stores during the fourth quarter of last year as described above. The remaining increase of $0.2 million was primarily caused by higher occupancy costs.

              Cost of Goods Sold. Costs of goods sold decreased $0.9 million, or
         27.3 %, from $3.3 million for the quarter ended May 3, 1998 to $2.4 million for the quarter ended May 2, 1999. Of this decrease, $0.4 million is related to lower merchandise and other sales caused by the closing of underperforming stores during the fourth quarter of last year as previously discussed. The remaining $0.5 million decrease is related to lower merchandise and other sales caused by a decrease in inventory levels of new movies for sale. As a percentage of merchandising sales, cost of goods sold decreased by 1.4 percentage points from 68.1% for the quarter ended May 3, 1998 to 66.7 % for the quarter ended May 2, 1999. This percentage decrease was caused by a change in sales mix consisting of movies for sale with lower margins.

              Amortization of Videocassette and Video Game Rental Inventory. Amortization of rental inventory decreased $0.2 million, or 3.2 %, from $6.3 million for the quarter ended May 3, 1998 to $6.5 million for the quarter ended May 2, 1999, primarily as a result of the Company entering into revenue sharing agreements with studios as discussed under -Store Operating Expenses.

                      WEST COAST ENTERTAINMENT CORPORATION


              Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.3 million, or 8.6%, from $3.5 million for the quarter ended May 3, 1998 to $3.8 million for the quarter ended May 2, 1999. This increase was primarily caused by increases in insurance and professional fees expenses. The increase in insurance expense was due to recording a retroactive premium reduction during the first quarter of the year ended May 3, 1998. The increase in professional fees is primarily related to higher legal expenses caused by disputes with franchisees. As a percentage of total revenues, selling, general and administrative expenses increased 2.8 percentage points from 11.1 % for the quarter ended May 3, 1998 to 13.9 % for the quarter ended May 2, 1999 as a result of lower revenues primarily related to store closures as previously discussed.


              Amortization of Intangible Assts. Intangible amortization expense decreased $0.1 million, or 5.9%, from $1.7 million for the quarter ended May 3, 1998 to $1.6 million for the quarter ended May 2, 1999. This decrease was primarily related to the $0.7 million of goodwill the Company wrote down during the fourth quarter ended January 31, 1999. As a percentage of total revenues, intangible amortization increased 0.5 percentage points from 5.4 % for the quarter ended May 3, 1998 to 5.9% for the quarter ended May 2, 1999. This percentage increase is primarily to the decline in revenues for reasons discussed above.

              Interest Expense and Other. Net interest expense and other increased $0.3 million, or 17.6 %, from $1.7 million for the quarter ended May 3, 1998 to $2.0 million for the quarter ended May 2, 1999. Interest expense comprises almost all this net amount. This increase was caused both by higher interest rates as a result of the amended credit agreement of January 12, 1999 as more fully described in Note 4 to the financial statements and by additional borrowings under the revised agreement.

              Net Income (Loss). As a result of the foregoing, net income decreased $3.7 million, from $0.6 million of net income for the quarter ended May 3, 1998 to a $3.1 million net loss for the quarter ended May 2, 1999.


         LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
         Note 3 to the consolidated financial statements, the Company has approximately $68.6 million of its debt maturing by February 15, 2000.

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

         For the year quarter ended May 2, 1999, the Company had net cash provided by operating activities of $4.0 million, net cash used in investing activities of $6.8 million (consisting primarily of cash used to purchase videocassette rental inventory of $6.0 million and $0.7 million of cash paid for purchases of property and equipment) and net cash provided by financing activities of $2.3 million (consisting primarily

                      WEST COAST ENTERTAINMENT CORPORATION


         of net borrowings under the Credit Facility, as described in Note 3 to the Consolidated Financial Statements), resulting in a net decrease in cash of $0.5 million.

         During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow as well as additional borrowing under the Credit Facility.

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

                      WEST COAST ENTERTAINMENT CORPORATION


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


Item 3. Quantitative and Qualitative Disclosure about Market Risk

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


                                              WEST COAST ENTERTAINMENT
                                                    CORPORATION


Date: June 21, 1999              By: /s/ T. Kyle Standley
                                    --------------------------------------------
                                    T. Kyle Standley, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: June 21, 1999              By: /s/ Richard G. Kelly
                                    --------------------------------------------
                                    Richard G. Kelly, Chief Financial Officer
                                    (Principal Financial Officer)



Date: June 21, 1999              By: /s/ Jerry L. Misterman
                                    --------------------------------------------
                                    Jerry L. Misterman, Chief Accounting Officer
                                    (Principal Accounting Officer)