Form 10-Q
period 1999-08-01
WEST COAST ENTERTAINMENT CORP
filed 1999-10-27
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the quarterly period ended August 1, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -------------

                         Commission file number 0- 28072
                                                   -----

                      West Coast Entertainment Corporation
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       04-3278751
---------------------------------               --------------------------
  (State or other jurisdiction                  (I.R.S. Employer I.D. No.)
of incorporation or organization)

One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
Langhorne, Pennsylvania                                     19047
-----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

                                Yes  X   No
                                   ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                Outstanding at September 15, 1999
              -----                ---------------------------------
          Common Stock, $.01                14,084,704
          par value per share

                      WEST COAST ENTERTAINMENT CORPORATION

                                      INDEX

Part I.               -  Financial Information                                                Page No.

          Item 1.     -  Financial Statements

                      Consolidated Balance Sheets -
                                  As of August  1, 1999 and January 31, 1999                       3

                      Consolidated Statements of Operations-
                                  Quarters Ended August 1, 1999
                                  and August 2, 1998
                                  Two Quarters Ended August 1, 1999 and
                                  August 2, 1998                                                   4

                      Consolidated Statements of Cash Flows-
                                  Two Quarters Ended August 1, 1999 and  August 2, 1998            5

                      Consolidated Statement of Stockholders Equity-
                                  As of August 1, 1999 and January 31, 1999                        6

                      Notes to Consolidated Financial Statements                                   7

          Item 2.     -  Management's Discussion and Analysis of Financial Condition              10
                         and Results of Operations


Part II.              -  Other Information                                                        15

          Item 1.     -  Legal Proceedings
          Item 2.     -  Changes in Securities
          Item 3.     -  Defaults Upon Senior Securities
          Item 4.     -  Submission of Matters to a Vote of the Security Holders
          Item 5.     -  Other Information
          Item 6.     -  Exhibits and Reports on Form 8-K

                     WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                           JANUARY           AUGUST
                                                                                             31,               1,
                                                                                            1999              1999
                                                                                          ---------        ---------
                                     ASSETS

Current assets:

  Cash ............................................................................       $   2,424        $     866
  Accounts receivable and other receivables (net of allowance for doubtful accounts
    of $67 and $8 at January 31, 1999 and August 1,1999, respectively) ............           1,512            1,325
  Merchandise inventory ...........................................................           8,404            8,571
  Market development funds and co-op receivable ...................................           1,242              733
  Receivables from officers .......................................................             373              389
  Prepaid expenses and other current assets .......................................             472              552
                                                                                          ---------        ---------
   Total current assets ...........................................................          14,427           12,436

Videocassette rental inventory, net  (Note 2), ....................................          20,375           19,252
Furnishings, equipment and leasehold improvements, net ............................          17,892           17,090
Intangible assets (net of accumulated amortization of $ 16,497 and $19,694 at
  January 31, 1999 and August 1,1999, respectively) ...............................         110,530          107,075

Other assets ......................................................................           2,456            1,852
                                                                                          ---------        ---------

     Total assets .................................................................       $ 165,680        $ 157,705
                                                                                          =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 3) ......................................       $   8,081        $  69,734
  Accounts payable ................................................................          14,659           11,821
  Accrued expenses ................................................................           7,783            9,852
  Income taxes payable ............................................................             655              802
                                                                                          ---------        ---------
     Total current liabilities ....................................................          31,178           92,209

Long-term debt (Note 3) ...........................................................          58,187               --
Other Liabilities .................................................................              59               16
                                                                                          ---------        ---------

Total Liabilities .................................................................          89,424           92,225
                                                                                          ---------        ---------

Commitments and contingencies .....................................................              --               --

Stockholders' equity:
Common stock ($0.01 par value; 14,185 shares as of January 31, 1999 and August 1,
1999 of which 14,073 shares were outstanding and 20 shares were to be issued) .....             142              142
   Preferred stock ($0.01 par value, 2,000 shares authorized, no shares
     issued) ......................................................................              --               --
   Additional paid-in capital .....................................................         104,093          104,093
   Accumulated (deficit) ..........................................................         (27,737)         (38,513)

   Treasury stock (92 shares of common stock, at cost) ............................            (242)            (242)
                                                                                          ---------        ---------
     Total stockholders' equity ...................................................          76,256           66,480
                                                                                          ---------        ---------
     Total liabilities and stockholders' equity ...................................       $ 165,680        $ 157,705
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

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     TWO            TWO
                                                                QUARTER           QUARTER           QUARTERS       QUARTERS
                                                                 ENDED             ENDED             ENDED          ENDED
                                                                AUGUST 2,         AUGUST 1,         AUGUST 2,      AUGUST 1,
                                                                  1998              1999              1998           1999
                                                               ----------        ----------        ----------      ---------
Revenues:
  Rental revenue .......................................       $   25,034        $   21,992        $   51,193       $   45,398
  Merchandise sales ....................................            4,734             2,863             9,449            6,422
  Franchise fees .......................................              948               300             1,631              608
                                                               ----------        ----------        ----------       ----------
                                                                   30,716            25,155            62,273           52,428
                                                               ----------        ----------        ----------       ----------
Costs and expenses:
  Store operating expenses .............................           14,187            13,090            28,110           25,767
  Cost of goods sold ...................................            3,337             1,986             6,683            4,470
  Amortization of videocassette and video game rental
     inventory (Note 2 ) ...............................            6,392             5,222            12,664           11,716
  Revenue sharing expense ..............................               --             2,656                --            3,922
  Selling, general and administrative ..................            3,752             4,912             7,270            8,669
  Amortization of intangible assets ....................            1,611             1,646             3,265            3,287
                                                               ----------        ----------        ----------       ----------
                                                                   29,279            29,512            57,992           57,831

Income (loss) from operations ..........................            1,437            (4,357)            4,281           (5,403)

Interest expense .......................................            1,627             3,250             3,265            5,262
Other expense (income) .................................               70                42               144               31
                                                               ----------        ----------        ----------       ----------
Income (loss) before provision for income taxes ........             (260)           (7,649)              872          (10,696)
Provision  for income taxes ............................                0                40               634               80
                                                               ----------        ----------        ----------       ----------
Net income (loss) ......................................       $     (260)       $   (7,689)       $      238       $  (10,776)
                                                               ==========        ==========        ==========       ==========

Income (loss) per common share data:
  Net income (loss) - basic and diluted ................       $    (0.02)       $    (0.55)       $     0.02       $    (0.77)
                                                               ==========        ==========        ==========       ==========
Weighted average number of common shares outstanding ...           14,159            14,085            14,153           14,085
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

                      WEST COAST ENTERTAINMENT CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 TWO QUARTERS ENDED
                                                                             --------------------------
                                                                             AUGUST 2,        AUGUST 1,
                                                                               1998             1999
                                                                             ---------        ---------
Cash flows from operating activities:
  Net income (loss) ..................................................       $    238        $ (10,776)
  Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
     Amortization of debt financing costs ............................            222              605
     Amortization of videocassette rental inventory ..................         12,664           11,716
     Depreciation and amortization of furnishings, equipment
       and leasehold improvements ....................................          1,588            1,931
     Amortization of intangible assets ...............................          3,265            3,287
     Changes in assets and liabilities:
     Accounts receivable .............................................           (385)             186
     Merchandise inventory ...........................................         (4,471)            (167)
     Prepaid expenses and other assets ...............................           (395)             581
     Accounts payable ................................................          3,544           (2,838)
     Accrued expenses and other liabilities ..........................            188            2,027
     Income taxes payable ...........................................             743              147
                                                                             --------         --------
     Net cash provided by operating activities .......................         17,201            6,699
                                                                             --------         --------
Cash flows related to investing activities:
  Purchases of property and equipment ................................         (1,900)          (1,129)
  Purchases of videocassette rental inventory ........................        (15,292)         (10,594)
                                                                             --------         --------
       Net cash used in investing activities .........................        (17,192)         (11,723)
                                                                             --------         --------
Cash flows related to financing activities:
  Proceeds from long-term debt .......................................             --            3,506
  Purchase of treasury stock .........................................           (242)              --
  Repayments of long-term debt .......................................             (4)             (40)
  Proceeds from issuance of common stock .............................             26               --
                                                                             --------         --------
Net cash provided by (used in) financing activities ..................           (220)           3,466
                                                                             --------         --------
Net increase (decrease) in cash ......................................           (211)          (1,558)
Cash, beginning of period ............................................          2,604            2,424
                                                                             --------         --------
Cash, end of period ..................................................       $  2,393         $    866
                                                                             ========         ========
Supplemental cash flow data:
  Interest paid ......................................................       $  2,892        $  3,415
                                                                             ========        ========
  Income taxes paid ..................................................       $    185        $     13
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

                      WEST COAST ENTERTAINMENT CORPORATION


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                           TOTAL
                                                       COMMON STOCK          ADDITIONAL                                    STOCK-
                                                 ------------------------     PAID-IN      ACCUMULATED     TREASURY        HOLDERS'
                                                   SHARES        AMOUNT       CAPITAL       (DEFICIT)       STOCK          EQUITY
                                                 ----------    ----------    ----------    -----------    ----------     ----------
Balance at January 31, 1998 ...................  13,843,106           138       104,063          (520)            --        103,681
Shares issued - Employee Stock Purchase Plan ..      39,506             1            33            --             --             34
Shares issued - 1996 acquisitions .............     302,065             3            (3)           --             --             --
Treasury stock, at cost .......................          --            --            --            --           (242)          (242)
Net (loss) ....................................          --            --            --       (27,217)            --        (27,217)
                                                 ----------    ----------    ----------    ----------     ----------     ----------
Balance at January 31, 1999 ...................  14,184,677           142       104,093       (27,737)          (242)        76,256
Net (loss) ....................................          --            --            --       (10,776)            --        (10,776)
                                                 ----------    ----------    ----------    ----------     ----------     ----------
Balance at  August 1, 1999 ....................  14,184,677    $      142    $  104,093    $  (38,513)    $     (242)    $   65,480
                                                 ==========    ==========    ==========    ==========     ==========     ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 1, 1999 (unaudited)

1           Basis of Presentation

            The accompanying consolidated financial statements have been prepared assuming West Coast Entertainment Corporation and subsidiaries (collectively the "Company") will continue as a going concern. As discussed in Note 3, the Company has approximately $69.7 million of its debt maturing by February 15, 2000.

            Although the Company believes that its projected cash flow as well as additional borrowings under the Revised Facility will be sufficient to meet its operating needs until the debt maturity date mentioned above, there can be no assurances beyond that date.

            While the Company is continuing to monitor and reduce its operating expenses, including payroll, it has also entered into an agreement and plan of merger with Video City Inc. See "---Management's Discussion and Analysis of Financial Condition and Results of Operations."

            On August 2, 1999 the Company announced that it has signed a definitive Merger Agreement with Video City Inc. (OTC-BB: VDCT). The terms of the transaction call for each West Coast Entertainment shareholder to receive .33 shares of Video City common stock (subject to adjustments under certain conditions) and .05 shares of Video City series F preferred stock ($25 stated value) for each share of West Coast Entertainment stock held by stockholders. The Merger Agreement is subject to stockholder approval of both companies, and is currently anticipated to be completed some time in the fourth quarter of fiscal 2000.

            The obligations of the Company and Video City to consummate the merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders for the Company and Video City, obtaining consents under their respective bank credit agreements (for the Company, a consent under and/or a modification of the Credit Facility), obtaining adequate financing, obtaining requisite regulatory approvals (under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the "HSR Act" and the effectiveness under the securities laws of a registration statement which has not yet been filed), and the continuing accuracy, in all material respects, as of the effective time of the merger of the representations and warranties made by the Company and Video City in the Merger Agreement. There can be no assurances that the transaction will close.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's (the "Company's") Form 10-K filed with the SEC on May 16, 1999.

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

            In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the two quarters ended August 1, 1999 are not necessarily indicative of the results to be expected for the year ending February 6, 2000.

            Business

            On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52 or periodically, a 53 week fiscal year. Results for this fiscal year will reflect a 53 week year ending on February 6, 2000. Results for the two quarters ended August 2, 1998 and August 1, 1999 reflect a 26 week period.

            As of August 1, 1999 the Company owned and operated 251 video stores and was a franchisor of approximately 125 video stores.

            Earnings Per Share

            Income per common share data has been calculated per Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted

                      WEST COAST ENTERTAINMENT CORPORATION


            average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares were considered to be anti-dilutive for the computation of diluted earnings per share for the quarter and two quarters ended August 1, 1999.

2           Videocassette Rental Inventory

            Videocassette rental inventory and related amortization are as follows (in thousands):

                                             January 31, 1999     August 1, 1999
                                             ----------------     --------------
            Videocassette rental inventory        $ 87,985            $ 98,579
            Accumulated amortization               (67,610)            (79,327)
                                                  --------            --------
                                                  $ 20,375            $ 19,252
                                                  ========            ========

            Amortization expense related to videocassette rental inventory totaled approximately $5,222,000 and $6,392,000 for the quarters ended August 1, 1999 and August 2, 1998, respectively.


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

On January 12, 1999, the Company signed an amendment to the New Facility (the "Revised Facility") increasing the Bank's commitment by $5 million (the "Overadvance") to a total of $70 million as well as providing for certain credit enhancements. The Revised Facility is a non-revolving loan maturing on

                      WEST COAST ENTERTAINMENT CORPORATION


February 15, 2000. At August 1, 1999, the Company had no available funds under the Revised Facility.

On October 22, 1999 the Company entered into a fourth amendment to the Revised Facility increasing the Overadvance to $9,500,000 and eliminating the commitment reductions originally scheduled for August 1, 1999, November 1, 1999 and February 1, 2000. The full amount of both the Credit Facility and the Overadvance are due February 14, 2000.

The first $65 million of the Revised Facility bears interest at 5% above the Prime rate (12.75% at August 1, 1999). The interest rate on the Overadvance is equal to the Prime rate plus 5.5% (13.25% at August 1, 1999. In addition, Commitment Extension Fees equaling 143 basis points times the total outstanding debt will be due and payable each month as of July 1, 1999 through February 15, 2000 should the debt remain unpaid as of August 31, 1999, subject to certain conditions.

The Revised Facility also provided for delivery to the agent on behalf of the banks of a warrant to purchase, in the event that the all debt is not paid in full by September 30, 1999, subject to certain conditions, up to 5% of the Company's capital stock at a price equal to 75% of the average price of the stock during the 15 days prior to July 1, 1999. As of October 22, 1999, this warrant has not been exercised.

The Revised Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including those of a financial nature.

4           Subsequent Event

The Company was a defendant in a lawsuit with Brookfield Communication, Inc. A verdict was returned against West Coast Entertainment Corporation subsequent to August 1, 1999 in the amount of $1,700,000 of which all but $750,000 is believed to be covered by its general liability insurance. The Company plans to pursue all remedies available under law to overturn and reverse the decision.

                      WEST COAST ENTERTAINMENT CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in this Report on Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this Report that the following important factors, among others, could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations, as well as those factors set forth under the caption "Factors Affecting Future Results" in Item 7 below.

        On August 2, 1999 the Company announced that it has signed a definitive Merger Agreement with Video City Inc. (OTC-BB: VDCT). The terms of the transaction call for each West Coast Entertainment shareholder to receive .33 shares of Video City common stock (subject to adjustments under certain conditions) and .05 shares of a series F preferred stock ($25 stated value) for each share of West Coast Entertainment stock held by such stockholders. The Merger Agreement is subject to stockholder approval of both companies, and is currently anticipated to be completed some time in the fourth quarter of fiscal 2000.

        The obligations of the Company and Video City to consummate the merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders for the Company and Video City, obtaining consents under their respective bank credit agreements (for the Company, a consent under and/or a modification of the Revised Facility), obtaining adequate financing, obtaining requisite regulatory approvals (under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the "HSR Act" and the effectiveness under the securities laws of a registration statement which has not yet been filed), and the continuing accuracy, in all material respects, as of the effective time of the merger of the representations and warranties made by the Company and Video City in the Merger Agreement. There can be no assurances that the transaction will close.

        RESULTS OF OPERATIONS

        Quarter ended August 1, 1999 compared to Quarter ended August 2, 1998

        Revenues. Revenues decreased $5.5 million, or 17.9%, from $30.7 million for the quarter ended August 2, 1998 to $25.1 million for the quarter ended August 1, 1999. This change consisted of a decrease of $3.0 million in rental revenues, a decrease of $1.9 million in merchandise sales and a decrease of $0.6 million in franchise fee revenue. The decreases in store rental and merchandise sales revenues of $4.9 million are attributable to a lower weighted average number of stores owned (after closing underperforming stores primarily in the fourth quarter of the fiscal year ending January 31, 1999) which decreased by 30 stores from 282 stores owned during the quarter ended August 2, 1998 to 252 stores owned during the quarter ended August 1, 1999 and accounted for $3.2 million of the total decrease. In addition, a decrease in average per store revenues accounted for the remaining decrease of $1.7 million in store revenues.

             Rental revenues decreased $3.0 million, or 12.0%, from $25.0 million for the quarter ended August 2, 1998 to $22.0 million for the quarter ended August 1, 1999. This decrease is primarily attributable to the closing of underperforming stores during the fourth quarter of the last fiscal year and, the resulting decrease in weighted average number of stores owned as discussed above. This decrease in stores owned accounted for $2.6 million of the decrease. The remaining $0.4 million decrease is related to a decrease in average store rental revenues.

             Merchandise and other sales decreased $1.9 million, or 39.6%, from $4.8 million for the quarter ended August 2, 1998 to $2.9 million for the quarter ended August 1, 1999. This decrease is attributable to the closing of underperforming stores during the fourth quarter of the last fiscal year as described above which caused merchandise and other sales to decrease by $0.5 million. The remaining $1.4 million decrease is due to lower merchandise and other sales as a result of lower store inventory levels, as compared to inventory levels during the quarter ended August 2, 1998.

             Franchise fee revenues decreased $0.6 million, or 66.7%, from $0.9 million for the quarter ended August 2, 1998 to $0.3 million for the quarter ended August 1, 1999. This decrease is attributable to a decline in the number of franchises and the decrease in the sale or settlement of franchise agreements received for the quarter ended August 2, 1998.

             Store Operating Expenses. Store operating expenses decreased $1.1 million, or 7.7%, from $14.2 million for the quarter ended August 2, 1998 to $13.1 million for the quarter ended August 1, 1999. A

                      WEST COAST ENTERTAINMENT CORPORATION


        decrease of approximately $1.5 million caused by the closing of underperforming stores during the fourth quarter of the last fiscal year as described above. The remaining increase of $0.4 million was primarily caused by higher occupancy costs and increased depreciation expense.

             Cost of Goods Sold. Costs of goods sold decreased $1.3 million, or
        39.4 %, from $3.3 million for the quarter ended August 2, 1998 to $2.0 million for the quarter ended August 1, 1999. Of this decrease, $0.4 million is related to lower merchandise and other sales caused by the closing of underperforming stores during the fourth quarter of the last fiscal year as previously discussed. The remaining $0.9 million decrease is related to lower merchandise and other sales caused by a decrease in inventory levels of new movies for sale. As a percentage of merchandise sales, cost of goods increased 2.3 percentage points from 66.7% for the quarter ended August 2, 1998 to 69.0% for the quarter ended August 1, 1999.

             Amortization of Videocassette and Video Game Rental Inventory. Amortization of rental inventory decreased $1.2 million, or 18.8 %, from $6.4 million for the quarter ended August 2, 1998 to $5.2 million for the quarter ended August 1, 1999, primarily as a result of the Company entering into revenue sharing agreements with studios. Without the effects of revenue sharing, amortization expense would have increased due to the reduction of estimated life of tapes established through the change in amortization method as discussed in Note 2 of the consolidated financial statements.

             Revenue Sharing Expense. Revenue sharing expense was $2.7 million for the quarter ended August 1, 1999, as compared to no revenue sharing expense for the quarter ended August 2, 1998. The Company entered into revenue sharing agreements with studios as more fully discussed in Note 2 of the consolidated financial statements.

             Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.1 million, or 28.9%, from $3.8 million for the quarter ended August 2, 1998 to $4.9 million for the quarter ended August 1, 1999. This increase was primarily caused by a legal judgement against the Company in which all but $750,000 is believed to be covered by the Company's general liability insurance. In addition, the Company experienced increased professional fees related to higher legal expenses due to costs incurred related to the merger and in fees related to negotiation of the merger agreement and amendments to the Revised Facility. As a percentage of total revenues, selling, general and administrative expenses increased 7.1 percentage points from
        12.4 % for the quarter ended August 2, 1998 to 19.5% for the quarter ended August 1, 1999 as a result of the legal judgment and lower revenues primarily related to store closures as previously discussed.

             Amortization of Intangible Assets. Intangible amortization expense remained unchanged at $1.6 million for the quarters ended August 2, 1998 and the quarter ended August 1, 1999. As a percentage of total revenues, intangible amortization increased 1.2 percentage points from 5.2% for the quarter ended August 2, 1998 to 6.4% for the quarter ended August 1, 1999. This percentage increase is primarily to the decline in revenues for reasons discussed above.

             Interest Expense and Other. Net interest expense and other increased $1.5 million, or 88.2%, from $1.7 million for the quarter ended August 2, 1998 to $3.2 million for the quarter ended August 1, 1999. Interest expense comprises almost all this net amount. This increase was caused by higher interest rates as a result of the amended credit agreement of January 12, 1999 as more fully described in Note 3 to the consolidated financial statements and by higher levels of borrowings under the revised agreement.

             Net Income (Loss). As a result of the foregoing, net loss increased $7.4 million, from a $0.3 million net loss for the quarter ended August 2, 1998 to a $7.7 million net loss for the quarter ended August 1, 1999.

        Two quarters ended August 1, 1999 compared to Two quarters ended August 2, 1998

             Revenues. Revenues decreased $9.9 million, or 15.9%, from $62.3 million for the two quarters ended August 2, 1998 to $52.4 million for the two quarters ended August 1, 1999. This change reflected a decrease of $5.8 million in rental revenues, a decrease of $3.1 million in merchandise sales and a decrease of $1.0 million in franchise fee revenue. Approximately $6.4 million of the $8.9 million decrease in store rental and merchandise sales revenues was attributable to a lower weighted average number of stores owned (after

                      WEST COAST ENTERTAINMENT CORPORATION


        closing underperforming stores primarily in the fourth quarter of last year ending January 31, 1999) which decreased by 30 stores from 284 stores owned during the two quarters ended August 2, 1998 to 254 stores owned during the two quarters ended August 1, 1999 and accounted for $6.4 million of the total decrease. A decrease in average per store revenues, for the reasons discussed below, accounted for a decrease of $2.5 million in store revenues.

             Rental revenues decreased $5.8 million, or 11.3%, from $51.2 million for the two quarters ended August 2, 1998 to $45.4 million for the two quarters ended August 1, 1999. Approximately $5.4 million of this decrease was primarily attributable to the closing of underperforming stores during the fourth quarter of last year and, the resulting decrease in weighted average number of stores owned. The remaining $0.4 million decrease is related to a decrease in average store rental revenues.

             Merchandise and other sales decreased $3.1 million, or 32.6%, from $9.5 million for the two quarters ended August 2, 1998 to $6.4 million for the two quarters ended August 1, 1999. Approximately $1.1 million of this decrease was attributable to the closing of underperforming stores during the fourth quarter of last year. The remaining $2.1 million decrease was due to lower merchandise and other sales as a result of lower store inventory levels, which were necessitated by working capital restrictions.

             Franchise fee revenues decreased $1.0 million, or 62.5%, from $1.6 million for the two quarters ended August 2, 1998 to $0.6 million for the two quarters ended August 1, 1999. This decrease is attributable to a decline in the number of franchises and a decrease through the sale or settlement of franchise agreements.

             Store Operating Expenses. Store operating expenses decreased $2.3 million, or 8.2%, from $28.1 million for the two quarters ended August 2, 1998 to $25.8 million for the two quarters ended August 1, 1999. A decrease of approximately $3.0 million was caused by the closing of underperforming stores during the fourth quarter of last year. This decrease was offset by an increase of $0.7 million which was primarily caused by higher occupancy costs and depreciation expense.

             Cost of Goods Sold. Costs of goods sold decreased $2.2 million, or 32.8%, from $6.7 million for the two quarters ended August 2, 1998 to $4.5 million for the two quarters ended August 1, 1999. Approximately $0.7 million of this decrease is related to lower merchandise and other sales caused by the closing of underperforming stores during the fourth quarter of last year. The remaining $1.5 million decrease was related to lower merchandise and other sales caused by a decrease in inventory levels of new movies for sale. As a percentage of merchandising sales, cost of goods sold remained unchanged at approximately 70% for both the two quarters ended August 1, 1999 and the two quarters ended August 2, 1998.

             Amortization of Videocassette and Video Game Rental Inventory. Amortization of rental inventory decreased $1.0 million, or 7.9%, from $12.7 million for the two quarters ended August 2, 1998 to $11.7 million for the two quarters ended August 1, 1999, primarily as a result of the Company entering into revenue sharing agreements with studios as discussed in Note 2 to the consolidated financial statements.

             Revenue Sharing Expense. Revenue sharing expense was $3.9 million for the two quarters ended August 1, 1999, as compared to no revenue sharing expense for the two quarters ended August 2, 1998. The Company entered into revenue sharing agreements with studios as more fully discussed in Note 2 to the consolidated financial statements.

             Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.3 million, or 17.8%, from $7.3 million for the two quarters ended August 2, 1998 to $8.6 million for the two quarters ended August 1, 1999. This increase was caused by increases in insurance, consulting and professional fees expenses. The increase in insurance expense was due to recording a retroactive premium for the first quarter of the year ended August 2, 1998. The increase in professional fees is primarily caused by a legal judgement against the Company in which all but $750,000 is believed to be covered by the Company's general liability insurance. In addition, the Company experienced increased professional fees related to higher legal expenses due to costs incurred related to the merger and in fees related to negotiation of the merger agreement and amendments to the Revised Facility. As a percentage of total revenues, selling, general and administrative expenses increased 4.7 percentage points from 11.7% for the two quarters ended August 2, 1998 to 16.4% for the two quarters ended August 1, 1999 as a result of the legal judgment and lower revenues resulting primarily from store closures as previously discussed.

                      WEST COAST ENTERTAINMENT CORPORATION


             Amortization of Intangible Assets. Intangible amortization expense increased $0.1 million, or 3.1%, from $3.2 million for the two quarters ended August 2, 1998 to $3.3 million for the two quarters ended August 1, 1999.. As a percentage of total revenues, intangible amortization increased 1.2 percentage points from 5.1 % for the two quarters ended August 2, 1998 to 6.3% for the two quarters ended August 1, 1999. This percentage increase was primarily attributable to the decline in revenues for reasons discussed above.

             Interest Expense and Other. Net interest expense and other increased $1.9 million, or 61.2%, from $3.4 million for the two quarters ended August 2, 1998 to $5.3 million for the two quarters ended August 1, 1999. Interest expense comprises almost all this net amount. This increase was caused by higher interest rates as a result of amending the credit agreement on January 12, 1999 as more fully described in Note 3 to the financial statements and by higher levels of borrowings under the amended agreement.

             Net Income (Loss). As a result of the foregoing, net income decreased $11.1 million, from $0.3 million of net income for the two quarters ended August 2, 1998 to a $10.8 million net loss for the two quarters ended August 1, 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
        Note 3 to the consolidated financial statements, the Company has approximately $69.7 million of its debt maturing by February 15, 2000.

        Although the Company believes that its projected cash flow and additional borrowings under the Revised Facility will be sufficient to meet its operating needs until the debt maturity date discussed above, there can be no assurances beyond that date.

        For the two quarters ended August 1, 1999, the Company had net cash provided by operating activities of $6.7 million, net cash used in investing activities of $11.7 million (consisting primarily of cash used to purchase videocassette rental inventory of $10.6 million and $1.1 million of cash paid for purchases of property and equipment) and net cash provided by financing activities of $3.5 million (consisting primarily of net borrowings under the Revised Facility, as described in
        Note 3 to the Consolidated Financial Statements), resulting in a net decrease in cash of $1.6 million.

        During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow, as well as additional borrowings under the Revised Facility.

        On January 12, 1999, the Company signed an amendment to its bank agreement increasing the availability under the facility from $65 million to $70 million, as well as providing for certain credit enhancements. The amended credit agreement is a non-revolving facility maturing February 15, 2000. The bank agreement includes covenants, including, but not limited to, minimum operating cash flow, minimum net worth, dividend restrictions, and limitations on indebtedness. The facility is secured by substantially all of the Company's assets.

        On October 22, 1999 the Company entered into the forth amendment to the Revised Facility which increased the Overadvance from $5,000,000 to $9,500,000 and eliminated its scheduled commitment reductions due from August 1, 1999 through February 1, 2000.

        In the event the debt is not repaid in full, subject to certain conditions, prior to September 30, 1999, the banks have the right under a warrant agreement to purchase 5% of the Company's common stock at 75% of the average market price 15 days prior to July 1, 1999. As of October 22, 1999, this warrant has not been exercised.

                      WEST COAST ENTERTAINMENT CORPORATION


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

        During the third quarter of fiscal 1999, the Company implemented a plan to close certain under-performing stores, for which it recorded a charge of $5.6 million

        The Year 2000 Issue and Capital Commitments. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, the computerized systems (including both information and non-information technology systems) and applications used by the Company are being reviewed, evaluated, and, if and where necessary, modified or replaced to ensure that all financial, information, and operating systems are Year 2000 compliant.

        The Company intends to upgrade its POS systems over the upcoming months in an effort to make more detailed data available on a system wide basis in a timely manner at a cost of approximately $1.0 million. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions to the new POS system, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company has initiated formal communications with its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

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

        Item 3:  Quantitative and Qualitative Disclosure about Market Risk

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

                      WEST COAST ENTERTAINMENT CORPORATION


                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

                       The Company was a defendant in a lawsuit with Brookfield Communication, Inc. A verdict was returned against West Coast Entertainment Corporation subsequent to August 1, 1999 in the amount of $1,700,000 of which all but $750,000 is believed to be covered by its general liability insurance. The Company plans to pursue all remedies available under law to overturn and reverse the decision.

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

           (b) Reports on Form 8-K

                       The Registrant filed a Current Report on Form 8-K reporting an Item 5 merger agreement between the Registrant and Video City Inc. on August 10, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WEST COAST ENTERTAINMENT
                                                   CORPORATION

Date: October 27, 1999        By:     /s/   T. Kyle Standley
                                      -----------------------------------------
                                      T. Kyle Standley, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

Date: October 27, 1999        By:     /s/   Richard G. Kelly
                                      -----------------------------------------
                                      Richard G. Kelly, Chief Financial Officer
                                      (Principal Financial Officer)