Form 10-Q
period 1999-10-31
WEST COAST ENTERTAINMENT CORP
filed 2000-01-14
CIK 1005858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------  --------------

                         Commission file number 0-28072

                      West Coast Entertainment Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        04-3278751
         ------------                                    --------------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization)


One Summit Square, Suite 200, Rte. 413 & Doublewoods Rd.
Langhorne, Pennsylvania                                             19047
--------------------------------------------------------          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (215)968-4318
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

                                Yes X  No
                                   ---   ---
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at December 15 ,1999
             -----                             --------------------------------
       Common Stock, $.01                                  14,109,696
       par value per share



                                      INDEX



Part I.        -  Financial Information                                         Page No.

     Item 1.   -  Financial Statements

               Consolidated Balance Sheets -
                  As of October 31, 1999 and January 31, 1999                      3

               Consolidated Statements of Operations- Quarters Ended
                  October 31, 1999 and November 1, 1998
                  Three Quarters Ended October 31, 1999 and November 1, 1998       4

               Consolidated Statements of Cash Flows-
                  Three Quarters Ended October 31, 1999 and November 1, 1998       5

               Consolidated Statement of Stockholders Equity-
                  As of October 31, 1999 and January 31, 1999                      6

               Notes to Consolidated Financial Statements                          7

     Item 2.   -  Management's Discussion and Analysis of Financial Condition      10
                  and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosure about Market                15



Part II.       - Other Information                                                 15

     Item 1.   - Legal Proceedings
     Item 2.   - Changes in Securities
     Item 3.   - Defaults Upon Senior Securities
     Item 4.   - Submission of Matters to a Vote of the Security Holders
     Item 5.   - Other Information
     Item 6.   - Exhibits and Reports on Form 8-K


                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                     JANUARY             OCTOBER
                                                                                        31,                 31,
                                                                                       1999                1999
                                                                                    ---------           ---------
                                     ASSETS
Current assets:
  Cash ...................................................................          $   2,424           $   1,459
  Accounts receivable and other receivables (net of allowance for doubtful accounts of $ 67 and $ 8 at January 31, 1999 and October 31, 1999,
  respectively)...........................................................              1,512                 941
  Merchandise inventory ..................................................              8,404               9,005
  Market development funds and co-op receivable ..........................              1,242                 747
  Receivables from officers ..............................................                373                 383
  Prepaid expenses and other current assets ..............................                472                 382
                                                                                    ---------           ---------
   Total current assets ..................................................             14,427              12,917

Videocassette rental inventory, net  (Note 2), ...........................             20,375              19,812
Furnishings, equipment and leasehold improvements, net ...................             17,892              16,737
Intangible assets (net of accumulated amortization of $ 16,497 and $21,336
   at January 31, 1999 and October 31,1999, respectively) ................            110,530             105,429
Other assets .............................................................              2,456               1,307
                                                                                    ---------           ---------


   Total assets ..........................................................          $ 165,680           $ 156,202
                                                                                    =========           =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 3) .............................          $   8,081           $  69,350
  Accounts payable .......................................................             14,659              15,276
  Accrued expenses .......................................................              7,783              11,577
  Income taxes payable ...................................................                655                 848
                                                                                    ---------           ---------
     Total current liabilities ...........................................             31,178              97,051
Long-term debt (Note 3) ..................................................             58,187                  --
Other Liabilities ........................................................                 59                  29
                                                                                    ---------           ---------

Total Liabilities ........................................................             89,424              97,080
                                                                                    =========           =========

Commitments and contingencies ............................................                 --                  --

Stockholders' equity:
Common stock ($0.01 par value; 14,185 shares as of January 31, 1999 of which 14,073 shares were outstanding and 20 shares were to be issued and 14,210 shares as of October 31, 1999 of which 14,098 shares were
outstanding and 20 shares were to be issued) ...................................          142                 142
   Preferred stock ($0.01 par value, 2,000 shares authorized, no shares
     issued) .............................................................                 --                  --
   Additional paid-in capital ............................................            104,093             104,100
   Accumulated (deficit) .................................................            (27,737)            (44,878)

   Treasury stock (92 shares of common stock, at cost) ...................               (242)               (242)
                                                                                    ---------           ---------
     Total stockholders' equity ..........................................             76,256              59,122
                                                                                    ---------           ---------
     Total liabilities and stockholders' equity ..........................          $ 165,680           $ 156,202
                                                                                    =========           =========



The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    THREE              THREE
                                                                      QUARTER        QUARTER      QUARTERS           QUARTERS
                                                                       ENDED          ENDED         ENDED              ENDED
                                                                        NOV 1,        OCT 31,       NOV 1,             OCT 31,
                                                                        1998           1999          1998               1999
                                                                      --------       --------      --------           --------
Revenues:
  Rental revenue ...........................................          $ 22,711       $ 21,133      $ 73,904           $ 66,531

  Merchandise sales ........................................             4,828          2,835        14,277              9,256
  Franchise fees ...........................................               269             95         1,900                704
                                                                      --------       --------      --------           --------
                                                                        27,808         24,063        90,081             76,491
                                                                      --------       --------      --------           --------
Costs and expenses:
  Store operating expenses .................................            14,829         12,139        42,939             37,906
  Cost of goods sold .......................................             4,063          2,411        10,746              6,880
  Amortization  of video cassette rental inventory..........             7,077          4,512        19,741             16,227
  Revenue sharing expense ..................................                --          3,068            --              6,991
   General  and administrative .............................             4,343          4,082        11,613             12,751
  Amortization of intangible ...............................             1,613          1,646         4,878              4,934
  Store Closing Charge (Note 4) ............................             5,557             --         5,557                 --
                                                                      --------       --------      --------           --------

                                                                        37,482         27,858        95,474             85,689


Income  from Operations.....................................            (9,674)        (3,795)       (5,393)            (9,198)

Interest Expense ...........................................             1,587          2,591         4,852              7,853
Other Expense ..............................................               164            (21)          308                 10
                                                                      --------       --------      --------           --------
Income (loss) before raxes..................................           (11,425)        (6,365)      (10,553)           (17,061)
Income taxes ...............................................              (634)            --            --                 80
                                                                      --------       --------      --------           --------
Net income .................................................           (10,791)        (6,365)      (10,553)           (17,141)
                                                                      ========       ========      ========           ========

Income (loss) per common share data:
  Net income (loss) - basic and diluted ....................          $  (0.76)      $  (0.45)     $  (0.75)          $  (1.22)
                                                                      ========       ========      ========           ========
Weighted average number of common shares
outstanding ................................................            14,160         14,110        14,154             14,097
                                                                      ========       ========      ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE QUARTERS ENDED
                                                               NOV. 1,           OCT. 31,
                                                                1998               1999
                                                              --------           --------
Cash flows from operating activities:

  Net income (loss) ................................          $(10,553)          $(17,141)
  Adjustments to reconcile net income (loss) to cash
flows provided by
     operating activities:
     Amortization of debt financing costs ..........               282                828
     Amortization of videocassette rental inventory             19,741             16,227

     Depreciation and amortization of furnishings,
     equipment and leasehold improvements ..........             2,361              2,736
     Amortization of intangible assets .............             4,878              5,101
     Store Closing Change (Note 4) .................             5,557                 --
     Changes in assets and liabilities:
     Accounts receivable ...........................               203               1066

     Merchandise inventory .........................            (1,359)              (601)
     Prepaid expenses and other assets .............              (140)               401
     Accounts payable ..............................             2,594                617
     Accrued expenses and other liabilities ........               545              3,764
      Income taxes payable .........................             1,006                193
                                                              --------           --------
     Net cash provided by operating activities .....            25,115             13,191
                                                              --------           --------

Cash flows related to investing activities:

  Purchases of property and equipment ..............            (2,570)            (1,581)
  Purchases of videocassette rental inventory ......           (22,864)           (15,664)
                                                              --------           --------
       Net cash used in investing activities .......           (25,434)           (17,245)
                                                              --------           --------

Cash flows related to financing activities:

  Proceeds from debt ...............................               162              3,082
  Purchase of treasury stock .......................              (242)                --
  Repayments of debt ...............................                (6)                --
  Proceeds from issuance of common stock ...........                26                  7
                                                              --------           --------
Net cash provided by (used in) financing activities                (60)             3,089
                                                              --------           --------
Net increase (decrease) in cash ....................              (379)              (965)
Cash, beginning of period ..........................             2,604              2,424
                                                              --------           --------
Cash, end of period ................................          $  2,225           $  1,459
                                                              ========           ========

Supplemental cash flow data:

  Interest paid ....................................          $  4,376           $  4,444
                                                              ========           ========
  Income taxes paid ................................          $    219           $     31
                                                              ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                       TOTAL
                                                                        ADDITIONAL                                     STOCK-
                                                 COMMON STOCK            PAID-IN        ACCUMULATED     TREASURY      HOLDERS'
                                             SHARES        AMOUNT        CAPITAL         (DEFICIT)       STOCK         EQUITY
                                           ----------    ----------     ---------       -----------    ----------    ----------
Balance at January 31, 1998 .....          13,843,106           138       104,063              (520)           --       103,681
Shares issued - Employee Stock
Purchase Plan ...................              39,506             1            33                --            --            34
Shares issued - 1996 acquisitions             302,065             3            (3)               --            --            --
Treasury stock,  at cost ........                  --            --            --                --          (242)         (242)
Net (loss) ......................                  --            --            --           (27,217)           --       (27,217)
                                           ----------    ----------     ---------       -----------    ----------    ----------
Balance at January 31, 1999 .....          14,184,677           142       104,093           (27,737)         (242)       76,256
Shares issued - Employee Stock
Purchase Plan ...................              24,992            --             7                --            --             7
Net (loss .......................                  --            --            --           (17,141)           --       (17,141)
                                           ----------    ----------     ---------       -----------    ----------    ----------
Balance at January 31, 1999 .....          14,209,669          $142     $ 104,000          $(44,878)        $(242)    $  59,122
                                           ==========    ==========     =========       ===========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1999 (unaudited)


1        Basis of Presentation

         The accompanying consolidated financial statements have been prepared assuming West Coast Entertainment Corporation and subsidiaries (collectively the "Company") will continue as a going concern. As discussed in Note 3, the Company has approximately $69.4 million of its debt maturing by February 15, 2000.

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

         On August 2, 1999 the Company announced that it has signed a definitive Merger Agreement with Video City Inc. (OTC-BB: VDCT). The terms of the transaction call for each West Coast Entertainment shareholder to receive .33 shares of Video City common stock (subject to adjustments under certain conditions) and .05 shares of Video City series F preferred stock ($25 stated value) for each share of West Coast Entertainment stock held by stockholders. The Merger Agreement is subject to stockholder approval of both companies, and is currently anticipated to be completed some time in the first quarter of fiscal 2001.

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


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in West Coast Entertainment Corporation's Form 10-K filed with the SEC on May 16, 1999.

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

         In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three quarters ended October 31, 1999 are not necessarily indicative of the results to be expected for the year ending February 6, 2000.

         Business

         On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52 or periodically, a 53 week fiscal year. Results for this fiscal year will reflect a 53 week year ending on February 6, 2000. Results for the three quarters ended November 1, 1998 and October 31, 1999 reflect a 39 week period.

         As of October 31, 1999 the Company owned and operated 237 video stores and was a franchisor of approximately 125 video stores.


         Earnings Per Share

         Income per common share data has been calculated per Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive potential common shares. Potentially dilutive common shares were considered to be anti-dilutive for the computation of diluted earnings per share for the quarter and three quarters ended October 31, 1999.

2        Videocassette Rental Inventory

         Videocassette rental inventory and related amortization are as follows (in thousands):

                                                 January 31, 1999   October 31, 1999
                                                ------------------ ------------------
         Videocassette rental inventory              $ 87,985           $ 103,649
         Accumulated amortization                     (67,610)            (83,837)
                                                     --------           ---------
                                                     $ 20,375           $  19,812
                                                     ========           =========

         Amortization expense related to videocassette rental inventory totaled approximately $16,227,000 and $19,741,000 for the three quarters ended October 31, 1999 and November 1, 1998, respectively.


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

On January 12, 1999, the Company signed an amendment to the New Facility (the "Revised Facility") increasing the Bank's commitment by $5 million (the "Overadvance") to a total of $70 million as well as providing for certain credit enhancements. The Revised Facility is a non-revolving loan maturing on February 15, 2000. At October 31, 1999, the Company had no available funds under the Revised Facility.

On October 22, 1999 the Company entered into a fourth amendment to the Revised Facility increasing the Overadvance to $9,500,000 and eliminating the commitment reductions originally scheduled for October 31, 1999, November 1, 1999 and February 1, 2000. The full amount of both the Credit Facility and the Overadvance are due February 14, 2000.

The first $65 million of the Revised Facility bears interest at 5% above the Prime rate (12.75% at October 31, 1999). The interest rate on the Overadvance is equal to the Prime rate plus 5.5% (13.25% at October 31, 1999. In addition, Commitment Extension Fees equaling 143 basis points times the total outstanding debt will be due and payable each month as of July 1, 1999 through February 15, 2000 should the debt remain unpaid as of August 31, 1999, subject to certain conditions.

The Revised Facility also provided for delivery to the agent on behalf of the banks of a warrant to purchase, in the event that the all debt is not paid in full by September 30, 1999, subject to certain conditions, up to 5% of the Company's capital stock at a price equal to 75% of the average price of the stock during the 15 days prior to July 1, 1999. As of December 29, 1999, this warrant has not been exercised.

The Revised Facility is secured by a first security interest in substantially all of the Company's assets, including the stock of its subsidiaries, and provides for certain restrictive covenants, including those of a financial nature.



4        Store Closing Charges

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in this Report on Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and in that regard is cautioning the readers of this Report that the following important factors, among others, could affect the Company's actual results of operations and may cause changes in the Company's strategy with the result that the Company's operations and results may differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations, as well as those factors set forth under the caption "Liquidity and Capital Resources."

         On August 2, 1999 the Company announced that it has signed a definitive Merger Agreement with Video City Inc. (OTC-BB: VDCT). The terms of the transaction call for each West Coast Entertainment shareholder to receive .33 shares of Video City common stock (subject to adjustments under certain conditions) and .05 shares of a series F preferred stock ($25 stated value) for each share of West Coast Entertainment stock held by stockholders. The Merger Agreement is subject to stockholder approval of both companies, and is currently anticipated to be completed some time in the first quarter of fiscal 2001.

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


         RESULTS OF OPERATIONS

         Quarter ended October 31, 1999 compared to Quarter ended November 1,
         1998

         Revenues. Revenues decreased $3.7 million, or 13.5%, from $27.8 million for the quarter ended November 1, 1998 to $24.1 million for the quarter ended November 1, 1999. This change consisted of a decrease of $1.6 million in rental revenues, a decrease of $2.0 million in merchandise sales and a decrease of $0.2 million in franchise fee revenue. The decreases in store rental and merchandise sales revenues of $3.6 million are attributable to a lower weighted average number of stores owned (after closing underperforming stores primarily in the fourth quarter of the fiscal year ending January 31, 1999) which decreased by 23 stores from 265 stores owned during the quarter ended November 1, 1998 to 242 stores owned during the quarter ended October 31, 1999 and accounted for $2.4 million of the total decrease. In addition, a decrease in average per store revenues accounted for the remaining decrease of $1.3 million in store revenues.

             Rental revenues decreased $1.6 million, or 6.9%, from $22.7 million for the quarter ended November 1, 1998 to $21.1 million for the quarter ended October 31, 1999. This decrease is primarily attributable to the closing of underperforming stores during the fourth quarter of the last fiscal year and, the resulting decrease in weighted average number of stores owned as discussed above. This decrease in stores owned accounted for $2.0 million of the decrease offset by an increase of $0.4 million relating to an increase in average store rental revenues.

                  Merchandise and other sales decreased $2.0 million, or 41.3%, from $4.8 million for the quarter ended November 1, 1998 to $2.8 million for the quarter ended October 31, 1999. This decrease is attributable to the closing of underperforming stores during the fourth quarter of the last fiscal year as described above which caused merchandise and other sales to decrease by $0.4 million. The remaining $1.6 million decrease is due to lower merchandise and other sales as a result of lower store inventory levels, and the impact of Titanic which was priced as a sell through title and released September 1, 1998.

                  Franchise fee revenues decreased $0.2 million, or 64.7%, from $0.3 million for the quarter ended November 1, 1998 to $0.1 million for the quarter ended October 31, 1999. This decrease is attributable to a decline in the number of operating franchisees.

                  Store Operating Expenses. Store operating expenses decreased $2.7 million, or 18.1%, from $14.8 million for the quarter ended November 1, 1998 to $12.1 million for the quarter ended October 31, 1999. A decrease of approximately $1.3 million caused by the closing of underperforming stores during the fourth quarter of the last fiscal year as described above. The remaining decrease of $1.4 million was primarily caused by lower occupancy costs and advertising expense.

                  Cost of Goods Sold. Costs of goods sold decreased $1.6 million, or 39.6 %, from $4.0 million for the quarter ended November 1, 1998 to $2.4 million for the quarter ended October 31, 1999. Of this decrease, $0.4 million is related to lower merchandise and other sales caused by the closing of underperforming stores during the fourth quarter of the last fiscal year as previously discussed. The remaining $1.2 million decrease is related to lower merchandise and other sales. As a percentage of merchandise sales, cost of goods increased 1.0 percentage points from 84% for the quarter ended November 1, 1998 to 85% for the quarter ended October 31, 1999.

                  Amortization of Videocassette and Video Game Rental Inventory. Amortization of rental inventory decreased $2.6 million, or 36.3 %, from $7.1 million for the quarter ended November 1, 1998 to $4.5 million for the quarter ended October 31, 1999, primarily as a result of the Company entering into revenue sharing agreements with studios. Without the effects of revenue sharing, amortization expense would have increased due to the reduction of estimated life of tapes established through the change in amortization method as discussed in Note 2 of the consolidated financial statements.

                  Revenue Sharing Expense. Revenue sharing expense was $3.1 million for the quarter ended October 31, 1999 as compared to no revenue sharing expense for the quarter ended November 1, 1998. The Company entered into revenue sharing agreements with studios as more fully discussed in Note 2 to the consolidated financial statements.

                  Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $0.2 million or 6%, from $4.3 million for the quarter ended November 1, 1998 to $4.1 million for the quarter ended October 31, 1999. This decrease was primarily caused by a decrease in salaries and related employee costs of approximately $0.6 million along with a decrease in bad debt expense of approximately $0.6 million offset by an increase in professional fees of approximately $0.9 million.

                  Amortization of Intangible Assets. Intangible amortization expense remained unchanged at $1.6 million for the quarters ended November 1, 1998 and October 31, 1999. As a percentage of total revenues, intangible amortization increased 1.0 percentage points from 5.8% for the quarter ended November 1, 1998 to 6.8% for the quarter ended October 31, 1999. This percentage increase is primarily to the decline in revenues for reasons discussed above.

                  Interest Expense and Other. Net interest expense and other increased $0.8 million, or 46.7%, from $1.8 million for the quarter ended November 1, 1998 to $2.6 million for the quarter ended October 31, 1999. Interest expense comprises almost all this net amount. This increase was caused by higher interest rates as a result of the amended credit agreement of January 12, 1999 as more fully described in Note 3 to the consolidated financial statements and by higher levels of borrowings under the revised agreement.

                  Net Income (Loss). As a result of the foregoing, net loss decreased $4.4 million, from a $10.8 million net loss for the quarter ended November 1, 1998 to a $6.4 million net loss for the quarter ended October 31, 1999.

         Three quarters ended October 31, 1999 compared to Three quarters ended November 1, 1998

                  Revenues. Revenues decreased $13.6 million, or 15.1%, from $90.1 million for the three quarters ended November 1, 1998 to $76.5 million for the three quarters ended October 31, 1999. This change reflected a decrease of $7.4 million in rental revenues, a decrease of $5.0 million in merchandise sales and a decrease of $1.2 million in franchise fee revenue. Approximately $9.2 million of the $12.4 million decrease in store rental and merchandise sales revenues was attributable to a lower weighted average number of stores owned (after closing underperforming stores primarily in the fourth quarter of last year ending January 31, 1999) which decreased by 29 stores from 279 stores owned during the three quarters ended November 1, 1998 to 250 stores owned during the three quarters ended October 31, 1999. A decrease in average per store revenues for the reasons discussed below accounted for a decrease of $3.2 million in store revenues.

                  Rental revenues decreased $7.4 million, or 10.0%, from $73.9 million for the three quarters ended November 1, 1998 to $66.5 million for the three quarters ended October 31, 1999. Approximately $7.7 million of this decrease was primarily attributable to the closing of underperforming stores during the fourth quarter of last year and, the resulting decrease in weighted average number of stores owned. This was offset by a $0.3 million increase relating to an increase in average store rental revenues.

                  Merchandise and other sales decreased $5.0 million, or 35.2%, from $14.3 million for the three quarters ended November 1, 1998 to $9.3 million for the three quarters ended October 31, 1999. Approximately $1.5 million of this decrease was attributable to the closing of underperforming stores during the fourth quarter of last year. The remaining $3.5 million decrease was due to lower merchandise and other sales as a result of lower store inventory levels.

                  Franchise fee revenues decreased $1.2 million, or 63.0%, from $1.9 million for the three quarters ended November 1, 1998 to $0.7 million for the three quarters ended October 31, 1999. This decrease is attributable to a decline in the number of franchisees and a decrease through the sale or settlement of franchise agreements received for the three quarters ended November 1, 1998.

                  Store Operating Expenses. Store operating expenses decreased $5.0 million, or 11.7%, from $42.9 million for the three quarters ended November 1, 1998 to $37.9 million for the three quarters ended October 31, 1999. A decrease of approximately $4.5 million was caused by the closing of underperforming stores during the fourth quarter of last year. The remaining decrease of $0.5 million was primarily caused by lower occupancy costs and advertising expense.

                  Cost of Goods Sold. Costs of goods sold decreased $3.9 million, or 36.4%, from $10.7 million for the three quarters ended November 1, 1998 to $6.9 million for the three quarters ended October 31, 1999. Approximately $1.1 million of this decrease is related to lower merchandise and other sales caused by the closing of underperforming stores during the fourth quarter of last year. The remaining $2.8 million decrease was related to lower merchandise and other sales caused by a decrease in inventory levels of new movies for sale. As a percentage of merchandising sales, cost of goods sold remained unchanged at approximately 74.5% for both the three quarters ended October 31, 1999 and the three quarters ended November 1, 1998.

                  Amortization of Videocassette and Video Game Rental Inventory. Amortization of rental inventory decreased $3.5 million, or 17.8%, from $19.7 million for the three quarters ended November 1, 1998 to $16.2 million for the three quarters ended October 31, 1999, primarily as a result of the Company entering into revenue sharing agreements with studios. Without the effects of revenue sharing, amortization expense would have increased due to the reduction of estimated life of tapes established through the change in amortization method as discussed in Note 2 to the consolidated financial statements.

                  Revenue Sharing Expense. Revenue sharing expense was $7.0 million for the three quarters ended October 31, 1999 as compared to no revenue sharing expense for the three quarters ended November 1, 1998. The Company entered into revenue sharing agreements with studios as more fully discussed in Note 2 to the consolidated financial statements.

                  Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.1 million, or 9.8%, from $11.6 million for the three quarters ended November 1, 1998 to $12.7 million for the three quarters ended October 31, 1999. This increase was caused by increases in insurance, consulting and professional fees expenses offset by a decrease of salaries and bad debt expense. The increase in insurance expense was due to recording a retroactive premium for the first quarter of the year ended November 1, 1998. The increase in professional fees is primarily caused by a legal judgement against the Company in which all but $750,000 is believed to be covered by the Company's general liability insurance. In addition, the Company experienced increased professional fees related to higher legal expenses due to costs incurred related to the merger and in fees related to negotiation of the merger agreement and amendments to the Revised Facility. As a percentage of total revenues, selling, general and administrative expenses increased 3.8 percentage points from 12.9% for the three quarters ended November 1, 1998 to 16.7% for the three quarters ended October 31, 1999 as a result of the legal judgement and lower revenues resulting primarily from store closures as previously discussed.

                  Amortization of Intangible Assets. Intangible amortization expense increased $0.1 million, or 1.1%, from $4.9 million for the three quarters ended November 1, 1998 to $4.9 million for the three quarters ended October 31, 1999. As a percentage of total revenues, intangible amortization increased 1.0 percentage point from 5.4 % for the three quarters ended November 1, 1998 to 6.4% for the three quarters ended October 31, 1999. This percentage increase was primarily attributable to the decline in revenues for reasons discussed above.

                  Interest Expense and Other. Net interest expense and other increased $2.7 million, or 52.4%, from $5.2 million for the three quarters ended November 1, 1998 to $7.9 million for the three quarters ended October 31, 1999. Interest expense comprises almost all this net amount. This increase was caused by higher interest rates as a result of amending the credit agreement on January 12, 1999 as more fully described in Note 3 to the consolidated financial statements and higher levels of borrowings under the amended agreement.

                  Net Income (Loss). As a result of the foregoing, net loss increased $6.6 million, from $10.6 million of net loss for the three quarters ended November 1, 1998 to a $17.1 million net loss for the three quarters ended October 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
         Note 3 to the consolidated financial statements, the Company has approximately $69.4 million of its debt maturing by February 15, 2000.

         Although the Company believes that its projected cash flow and additional borrowings under the Revised Facility will be sufficient to meet its operating needs until the debt maturity date discussed above, there can be no assurances beyond that date.

         For the three quarters ended October 31, 1999, the Company had net cash provided by operating activities of $13.2 million, net cash used in investing activities of $17.2 million (consisting primarily of cash used to purchase videocassette rental inventory of $15.6 million and $1.6 million of cash paid for purchases of property and equipment) and net cash provided by financing activities of $3.1 million (consisting primarily of net borrowings under the Revised Facility, as described in
         Note 3 to the

         Consolidated Financial Statements), resulting in a net decrease in cash of $1.0 million.

         During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow, as well as additional borrowings under the Revised Facility.

         On January 12, 1999, the Company signed an amendment to its bank agreement increasing the availability under the facility from $65 million to $70 million as well as providing for certain credit enhancements. The amended credit agreement is a non-revolving facility maturing February 15, 2000. The bank agreement includes covenants, including, but not limited to, minimum operating cash flow, minimum net worth, dividend restrictions, and limitations on indebtedness. The facility is secured by substantially all of the Company's assets.

         On October 22, 1999 the Company entered into the forth amendment to the Revised Facility which increased the Overadvance from $5,000,000 to $9,500,000 and eliminated its scheduled commitment reductions due from August 1, 1999 through February 1, 2000.

         In the event the debt is not repaid in full, subject to certain conditions, prior to September 30, 1999, the banks have the right under a warrant agreement to purchase 5% of the Company's common stock at 75% of the average market price 15 days prior to July 1, 1999. As of December 31, 1999 this warrant has not been exercised.

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

         The Company upgraded its POS systems in November 1999 in an effort to make more detailed data available on a system wide basis in a timely manner at a cost of approximately $1.0 million. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions to the new POS system, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company has initiated formal communications with its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

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


                                         WEST COAST ENTERTAINMENT
                                               CORPORATION


Date:  October 27, 1999       By:      /s/   T. Kyle Standley
                                       -------------------------------
                                       T. Kyle Standley, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: October 27, 1999        By:      /s/   Richard G. Kelly
                                       ----------------------------------
                                       Richard G. Kelly, Chief Financial Officer
                                       (Principal Financial Officer)