Form 10-K405
period 2000-02-06
WEST COAST ENTERTAINMENT CORP
filed 2000-06-22
CIK 1005858

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ending February 6, 2000

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

  9998 Global Road, 2nd Floor, Philadelphia, Pennsylvania 19047
    (Address of principal executive offices)                   (Zip Code)

                                 ---------------

       Registrant's telephone number, including area code: (215) 856-2560

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                                 ---------------

    Indicate by check mark whether (1) the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

    The aggregate market value as of June 13, 2000 of Common Stock held by non-affiliates of the Registrant was approximately $963,428.

    The number of shares of Common Stock outstanding as of June 13, 2000 was 14,210,025.

                                 ---------------





================================================================================

                      WEST COAST ENTERTAINMENT CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              -----
                                        PART I
Item 1.    Business .........................................................    4
Item 2.    Properties .......................................................   17
Item 3.    Legal Proceedings ................................................   17
Item 4.    Submission of Matters to a Vote of Security Holders ..............   18

                                        PART II
Item 5.    Market for the Registrants' Common Stock and Related Stockholder
           Matters ..........................................................   18

Item 6.    Selected Consolidated Financial Data .............................   19
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................   20
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .......   35
Item 8.    Financial Statements and Supplementary Data ......................   35
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure .............................................   66

                                       PART III
Item 10.   Directors and Executive Officers of the Registrant ...............   66

Item 11.   Executive Compensation ...........................................   68
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...   71
Item 13.   Certain Relationships and Related Transactions ...................   74

                                        PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   75

               Safe Harbor Statement under the Private Securities
                         Litigation Reform Act of 1995.

     This Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    West Coast Entertainment Corporation ("West Coast" or the "Company") is one of the largest owners, operators and franchisors of video retail specialty stores in the United States in terms of system-wide revenues. The Company competes directly against major regional and national video rental stores in most of its markets and believes it is the leading video specialty retailer, in terms of number of stores, in many of the major markets in which Company-owned stores operate. At February 6, 2000, the Company owned and operated 238 video specialty stores and West Coast Franchising Corporation franchised 74 video specialty stores located in 17 states, principally in the Northeast and Midwest. The Company is planning to merge with Video City, Inc., ("Video City"), which owns and operates 74 video stores. See "Recent Developments."

    On March 3, 2000, West Coast and Video City entered into a Management Agreement, pursuant to which Video City manages and operates West Coast's business until the closing of the proposed merger. See "Recent Developments."

    West Coast is a leading video specialty retailer whose stores are designed and managed to create an atmosphere that enhances the appreciation of movies, children's video programming and video games. In general, the Company's stores rent and sell videocassettes, rent video games and sell certain popular electronic accessories along with a variety of confectionery items. Sites for the Company's stores, within each designated trade area, are selected on the basis of such factors as visibility, ready accessibility (particularly for evening drivetime parking), signage and adaptability of existing structures to the Company's requirements, as well as cost considerations. The Company's stores vary in layout and inventory according to local market needs. The Company's stores range in size from 750 square feet to 12,000 square feet and generally carry a comprehensive selection of 7,000 to 15,000 prerecorded videocassettes. System-wide, a substantial majority of the Company's stores are currently operated under the West Coast Video(R) name; the remainder are operated under names such as Videosmith(R).

    As described in more detail below, the Company's short-term strategy is to complete the merger with Video City.

RECENT DEVELOPMENTS

     Pending Merger - On August 1, 1999, the Company and Video City, Inc., entered into an Agreement and Plan of Merger ("Merger Agreement"). Refer to the Agreement and Plan of Merger previously filed on Form 8-K, dated August 10, 1999. Under the terms of the Merger Agreement, upon consummation of the merger, each share of West Coast common stock will be converted for no less than 0.25 and no more than .333 share of Video City common stock. In addition, each share of West Coast common stock will receive .05 share of Video City Series F convertible redeemable preferred stock. The merger will be accounted for as a purchase. The consummation of the merger is subject to certain terms and conditions set forth in the Merger Agreement, including the approval of the transactions by the shareholders of West Coast and Video City and approval by creditors and other third parties.

     Management Agreement - On March 3, 2000, West Coast and Video City, Inc. ("Video City") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed merger between West Coast and Video City. The Management Agreement previously filed on form 8-K, dated March 28, 2000, provides that West Coast shall pay management fees for Video City's management services in an amount equal to between 12% and 14% of gross revenues actually collected from the

West Coast business less all selling, general and administrative costs and expenses of West Coast incurred and paid in the ordinary course of business. Under the Management Agreement, in no event shall the management fee paid to Video City be less than $400,000 per calendar month. West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and the Company closed its Newtown, PA executive offices. Mr. Herbert F. Kozlov is currently the sole director and officer of West Coast.

     Video City is currently maintaining and operating West Coast as a separate business entity as stipulated in the Management Agreement. In addition, Video City is providing a majority of the purchasing, marketing and retail services for West Coast.

     Divestiture of Stores. In addition, under the Merger Agreement and Management Agreement with Video City, Video City is currently negotiating to divest a number of West Coast's video stores, with the anticipated proceeds being used to pay the cash necessary to complete the restructuring of West Coast's indebtedness that is a condition to the merger. The Company believes that the successful implementation of these plans will permit the merger to proceed and will result in a stronger combined company. There can be no assurance that these objectives can be successfully completed or that the resultant company will be profitable.

INDUSTRY OVERVIEW

     Video Retail Industry. According to Paul Kagan Associates, the U.S. videocassette and DVD rental and sales industry grew from $17.1 billion in revenue in 1998 to a projected $18.5 billion in 1999 and is projected to reach $22.8 billion in 2005. Paul Kagan Associates estimates that, in 1999, 85.9 million, or 85.9%, of the 100 million total U.S. television households owned a VCR. The number of VCRs that were sold in the United States in 1999 was estimated by Paul Kagan Associates to be 20.5 million, which represents the largest number of VCRs sold in any single year. In addition, the Consumer Electronics Manufacturers Association estimates that about 4.1 million DVD players were sold to dealers in the United States during 1999. According to Paul Kagan Associates, the VCR and DVD markets will continue to grow as the number of multi-VCR households is expected to increase from 39.7 million in 1999 to 51.4 million by 2005 and the number of DVD households is projected to reach 31.0 million in

2005.

     As part of its Annual Report on the Home Video Market 1998, the Video Software Dealers Association revealed that each week some 50 million consumers make a trip to a video store, and almost 60% of the U.S. households owning at least one VCR rent videos at least a couple of times each month. We believe that the following factors, among others, make video rental a preferred medium of entertainment for millions of customers:

    -   the opportunity to browse among a very broad selection of movies;

    - the control over viewing, such as the ability to control start, stop, pause, fast-forward and rewind; and

    - the opportunity to entertain one or more people at home for a reasonable price.

     In addition, a significant competitive advantage that our industry currently enjoys over most other movie distribution channels except theatrical release is the early timing of our distribution "window." After the initial theatrical release, studios make their movies available to video stores for a specified period of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The current length of the window for video stores varies, typically ranging from 30 to 90 days for domestic video stores and from 120 to 180 days for international video stores. Thereafter, movies are made sequentially available to television distribution channels.

     Movie Studio Dependence on Video Retailing. According to Paul Kagan, total U.S. movie studio and independent supplier revenue in the United States grew at a compound annual rate of 6.2% per year from $11.3 billion in 1995 to $15.2 billion in 1999. Paul Kagan Associates also indicate that the video retail industry is the single largest source of domestic revenue to movie studios and represented approximately $7.4 billion, or 48.5%, of the $15.2 billion of estimated domestic studio revenue in 1999. Of the many movies produced and released by the major studios each year in the United States, relatively few are profitable for the movie studios based on box office receipts alone. The Company believes the consumer is more likely to view "non-hit" movies on rented videocassette than in any other medium because retail video stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, retail video stores, including those operated by the Company, purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

     Rentals versus Sales. Although the video retail industry includes both rentals and sales, the consumer market for prerecorded videocassettes and DVDs has been primarily comprised of rentals. By setting the wholesale prices, movie studios influence the relative levels of videocassette rentals versus sales. Videocassettes released at a relatively high price, typically $60 to $70, are purchased by video specialty stores and are promoted primarily as rental titles. Videocassettes released at a relatively low price, typically $5 to $24 ("sell-through titles"), are purchased by video specialty stores and are generally promoted as both rental and sale titles. In general, movie studios attempt to maximize total revenue from videocassette releases by combining the release of most titles at a high price point to encourage purchase for the rental market, with the release of a relatively few major hits or animated children's classics at sell-through pricing to encourage purchase directly by the consumer at retail. Titles released at a high price are re-released at a lower price six months to one year after the initial release to promote sales directly to consumers. According to Paul Kagan, video rental revenue has increased from $7.4 billion in 1997 to $8.1 billion in 1998 and is expected to increase to $9.7 billion in 2002.

     Revenue Sharing. Historically, the major studios or their licensees released movies to video stores at wholesale prices generally between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. The studios still release movies at relatively high wholesale prices unless the movie is subject to a revenue-sharing agreement or a quantity discount program or is designated by the studios as a sell-through movie. The studios attempt to maximize total revenue from newly released video titles by maintaining the high wholesale price during the first four months to one year after a movie is released. Thereafter, in order to promote sales to consumers, the major studios release the movies at a substantially lower price, generally at retail for about $10 to $20 per videocassette.

     Since the late 1980s, revenue-sharing agreements have been available to home video chains and independent video dealers through deals brokered by distributors such as Rentrak Corporation and SuperComm, Inc. More recently, the major studios have entered into revenue-sharing agreements directly with several large video chains. For titles purchased under these agreements, video stores share with the studios an agreed-upon percentage of the video stores' rental revenue for a limited period of time in exchange for minimal fixed payments for the videocassettes by the video stores. This percentage generally declines over a period of weeks following the initial release of the movie. The video stores also agree to take a minimum number of copies of each movie that is released by a studio in any U.S. movie theater. The video stores may also agree to take a minimum number of movies that are not released by a studio in any U.S. movie theater. The revenue-sharing agreements, subject to limitations and exceptions, allow the video stores to sell previously viewed videotapes to their customers.

     Since 1998 a number of studios and video retailers adopted revenue sharing as an alternative to the historical rental pricing structure. Studios began offering retailers more videocassettes for an individual title at substantially lower initial cost in exchange for a share of the rental revenue that those copies generate over their initial release window. This has led to higher rental revenues for the video industry as well as for the studios. In addition, revenue sharing provides the studios an incentive to market these titles which improve revenue generated for both the video industry and the studios by increasing rental transactions.

     We believe revenue-sharing agreements have the following significant benefits to participating video stores:

    - they provide these stores with the opportunity to substantially increase the quantity and selection of newly released video titles that they stock;

    - they increase revenues as a result of the increase in total number of transactions per store and number of videocassettes rented per transaction; and

    - they align the studios' economic interests more closely with the interests of the video stores.

     In addition, we believe that revenue-sharing has increased the revenues received on an annual basis by the studios through increased rental activity on new releases as well as greater distribution and revenues on non-hit movies through minimum output provisions. However, depending on the precise contractual terms that are negotiated, the cost of the revenue sharing arrangement with the major studios may have an adverse impact on gross income and cash flow.

BUSINESS STRATEGY

     Superstore Format. The Company focuses on operating retail video superstores. The Company believes a superstore is the most commercially viable format for video stores at most locations. The broader selection of titles and greater availability of popular new releases of a superstore generate enough customer traffic to make it economically viable to lease optimal locations that may demand higher lease rates. Because many store operating expenses, including labor costs, are substantially fixed regardless of the size of a store, operating expenses are proportionately lower in the larger superstore format as compared to a smaller store.

     Selection, Availability and Customer Service. The Company's goal is to offer a more complete selection and greater availability of popular new releases in an effort to be the customers' preferred store. The Company believes that certain of the Company's promotional strategies such as the periodic guaranteeing of the availability of a popular new release at its stores have been successful in attracting and retaining its customers. The Company permits its customers in many markets to return a videocassette to any of its other store locations and hence provides a convenience not normally available at other video store chains. In addition, the Company's goal is to place great emphasis on offering its customers excellent service to encourage repeat visits. The Company uses demographic and historical rental data to determine the selection and quantity of videos that will best meet the demands of customers in particular regions or neighborhoods.

     Store Location and Marketing. Most of the Company's superstores are located in high traffic areas providing high visibility and easy access for its customers. The Company believes excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to its success. The Company advertises through local television, radio, newspaper and direct mail, and promotes its products through various special programs.

DEVELOPMENT OF THE COMPANY

    West Coast Entertainment Corporation is a Delaware corporation established in February 1995 (originally under the name RKT Acquisition Co). In July 1995, each of the Predecessor Corporations, Giant Video Corporation ("GVC"), Nostalgia Ventures, Inc. ("NVI"), G.V. Management Corp. ("GVMC") and Videosmith (DE) Incorporated ("VDI"), merged with and into the Company ("the Merger"). As a result of the Merger, the former stockholders of the Predecessor Corporations became stockholders of the Company. Simultaneously, the Company, through its wholly-owned subsidiary West Coast Franchising Corporation, a Delaware corporation, acquired substantially all of the franchise-related operating assets of the West Coast Entertainment Incorporated Companies, which had previously conducted a video store franchising business under independent ownership in Philadelphia, Pennsylvania.

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

    On May 17, 1996, West Coast Entertainment Corporation completed an initial public offering, which consisted of 5,400,000 shares of common stock at $13.00 per share (the "Offering"). The net proceeds of the Offering after deducting applicable issuance costs and expenses, were $60.8 million. The proceeds were used to fund the acquisition of 242 video specialty stores during fiscal 1997 and 38 stores during fiscal 1998, and to repay approximately $9.6 million in long-term debt.

    There were no significant acquisitions by the Company during the years ended January 31, 1999 and February 6, 2000.

STORE LOCATIONS

    The following table lists the number of stores owned and franchised by the Company in each state at February 6, 2000.



                                        NUMBER OF             NUMBER OF
                                        OWNED AND            FRANCHISED         TOTAL
                    STATE            OPERATED STORES           STORES          STORES
              ------------------    ------------------     ----------------    --------
              Pennsylvania                 42                    38              80
              New Jersey                   58                     9              67
              Massachusetts                32                    10              42
              New York                     30                    --              30
              Ohio                         25                     2              27
              Kentucky                     15                    --              15
              Louisiana                     4                    --               4
              Indiana                       7                     1               8
              Florida                       5                     3               8
              Maryland                      1                     6               7
              Virginia                      8                    --               8
              Illinois                     --                     3               3
              Arkansas                      5                    --               5
              Oklahoma                      3                    --               3
              Texas                         2                    --               2
              Connecticut                  --                     2               2
              Delaware                      1                    --               1
                                    ------------------     ----------------    --------
                    Total                  238                   74              312
                                    ==================     ================    ========

PRODUCTS AND PRICING

    The Company's primary source of revenue is the rental of videocassettes. The Company's stores feature between 7,000 and 15,000 videocassettes. At present, the Company's stores generally rent new release titles overnight, depending on the age and popularity of the title, while catalog titles rent for four to six nights. The Company regularly reviews and determines its rental prices for titles based on the length of time each title has been available on videocassette and the frequency of rentals for each title. Movie titles are classified into a variety of thematic categories, including certain categories which are custom tailored to local tastes and demographic profiles, and are displayed alphabetically within those categories. The Company attempts to keep available within each store sufficient numbers of current popular titles, as well as a significant selection of catalog titles, to satisfy customer demand.

    The Company also offers videocassettes for sale. Generally, previously viewed videocassettes are sold beginning 6 to 12 weeks after a new title is released to video specialty stores depending on the popularity of the product. Sales of new videocassettes are generally priced at $8.99 to $19.99. In addition to video rentals and sales, the Company also rents and sells video game products compatible with various game hardware platforms and personal computers.

SUPPLIERS

    The Company is contractually obligated to purchase from Ingram Entertainment ("Ingram") the lesser of 30% of its annual requirements of rental videocassettes and video game products or $25 million through July 12, 2000 and the lesser of 25% of its annual requirements or $25 million through July 12, 2002. Ingram may terminate this contract at any time for any reason upon 90 days prior written notice. The Company currently receives marketing funds and an advertising allowance from Ingram based upon a percentage of the Company's videocassette and video game purchases. The Company is in the process of renegotiating terms with Ingram, which the Company believes will result in a favorable outcome.

REVENUE SHARING

     In the first quarter of fiscal 2000, the Company entered into revenue sharing arrangements with some major studios. Studios supply quantities of specified videocassettes, and the video stores share with the studios an agreed upon percentage of the video stores' rental revenue from these products for a limited period of time, usually up to 26 weeks following the initial release of the movie. Revenue sharing, in many cases, also allows the video stores to sell the previously viewed tapes to their customers.

     Revenue sharing with the major studios provide a major competitive advantage for the Company and have the following significant benefits;

    - They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock and decrease the in-store copy depth problems that have plagued the industry for years;

    - They increase revenues as a result of the increase in total number of transactions per store and number of videocassettes rented per transaction;

    - They allow for significantly increased availability of new release movies; and

    - They align the studios' economic interest more closely with the interest of the video stores.

     Revenue sharing allows West Coast to purchase rental product at a lower product cost than the traditional buying arrangements, and reduces the shelf life of each rental product. As the new business model results in a greater proportion of rental revenue over a shorter period of time, West Coast has changed its method of amortizing the rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

FRANCHISING

     As of February 6, 2000, the Company has 74 franchised video specialty stores. Under the existing franchise agreements, the Company received approximately 7% of each franchisee's monthly gross revenues, subject to stated monthly minimum royalties. Of this amount, the Company is required to devote an amount equal to 2% of such monthly gross revenue to direct and indirect advertising and marketing programs.

     Following the pending merger with Video City, the existing franchised stores will have the opportunity to be re-licensed under a new proprietary licensing program.

COMPETITION

     The video retail industry is highly competitive. The Company competes with other local, regional and national chains, such as Blockbuster, Inc. and Hollywood Entertainment Corporation ("Hollywood Entertainment"), and with supermarkets, mass merchants, mail order companies and other retailers. Some of the Company's competitors have significantly greater financial and marketing resources and name recognition, although the Company is generally one of the largest video retailers in most of its geographic markets.

     The Company believes the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of popular titles available, customer service, and, to a lesser extent, pricing. Most of the Company's stores compete directly with stores operated by Blockbuster and/or Hollywood Entertainment. As a result of direct competition with Blockbuster, Hollywood Entertainment and others, rental pricing of videocassettes and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company.

     The Company also competes with cable television, satellite and pay-per-view, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite or a cable converter to unscramble incoming signals. Recent technological developments could permit cable companies, direct broadcast satellite companies, telephone companies, and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to consumers on demand. Certain cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon publicly available information, the Company believes these tests have been unsuccessful. The Company also believes movie studios have a strong interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studio's largest source of revenue. As a result, the Company believes movie studios will continue to make movie titles available to cable television and other distribution channels only after the revenue has been derived from the sale of videocassettes to video stores. Substantial technological developments will be necessary in order for pay-per-view to match the low price, viewing convenience and selection available through video rental.

SEASONALITY

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

INTELLECTUAL PROPERTY

    West Coast owns a number of trademarks, trade names and service marks. These include West Coast Video(R), The Movie Buff's Movie Store(R), Game Power Headquarters(TM), net.spot(TM), The Projector(TM), Spotlight on Video(TM). They also include Videosmith(R) and other trade names which some acquired stores are currently using to conduct business pending transition to the West Coast Video(R) name and signage. West Coast has acquired an exclusive licensing arrangement to reproduce and use graphically enhanced versions of Bernard of Hollywood photographs of legendary actors and actresses. These enhanced photographs are currently displayed inside West Coast's stores and may also be used for other promotional purposes and on merchandise produced by the Company to be sold in its stores.

EMPLOYEES

    At February 6, 2000, the Company had 2,277 employees, including 2,198 in retail stores and the remainder in corporate administrative and warehousing operations. Of such employees, 631 were full-time and 1,646 were part-time. Staffing requirements for the Company's stores range from 6 to 12 employees, depending on size and location, and typically include one store manager and one or two assistant managers. Store managers report directly to a district manager who, in turn, reports to a Regional Manager. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

ITEM 2.  PROPERTIES

    In March 2000, the Company combined its corporate headquarters with Video City at 9998 Global Road, 2nd Floor, Philadelphia, PA. The facility has approximately 6,500 square feet of office space and 10,000 square feet of warehouse space. Video City rents the facility, under a lease, which expires in April 2002.

    The Company leases all of its video specialty stores. The leases for the Company's stores generally have an initial term of five to ten years or more and provide one or more options to renew for additional terms of similar lengths. Rents for the renewal terms are typically at pre-negotiated rates. Some of the leases contain percentage rental provisions, which only apply based upon high thresholds of in-store gross sales revenues. The Company has not to date paid material amounts of percentage rentals. The Company is responsible for taxes, insurance and utilities under most leases. The Company expects that future stores will also occupy leased premises.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER'S MATTERS

    The Company's common stock is traded and quoted on the over the counter market under the symbol "WCEC". The following table shows the high and low sales prices of the common stock for the last two fiscal years through February 6, 2000.

                                                       COMMON
                                                     STOCK PRICE
                                                 -------------------
                                                   HIGH        LOW
                                                 ---------   -------
               Quarter ended May 3, 1998.......     3.44      1.50
               Quarter ended August 2, 1998....     2.62      1.12
               Quarter ended November 1, 1998..     1.56       .19
               Quarter ended January 31, 1999..     2.00       .27
               Quarter ended May 2, 1999.......     1.59       .25
               Quarter ended August 1, 1999....      .94       .25
               Quarter ended October 31, 1999..      .63       .21
               Quarter ended February 6, 2000..      .72       .11

    As of April 22, 2000, there were 171 holders of record and approximately 2,142 beneficial owners of the Company's common stock. On such date, brokers, dealers and their nominees on behalf of the beneficial owners held approximately 9,866,788 shares.

DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company expects to retain any earnings to finance its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in future credit agreements and the operating and financial condition of the Company, among other factors. The Company's current bank credit facility contains a covenant prohibiting the payment of dividends without the lender's consent. There can be no assurance that the Company will ever pay dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

    The Company did not make any issuances of unregistered securities during the fourth quarter ended February 6, 2000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the years ended February 6, 2000, January 31, 1999, 1998, 1997, and 1996 was derived from the consolidated financial statements of the Company. Such financial statements for the years ended February 6, 2000 and January 31, 1999 were audited by BDO Seidman, LLP; financial statements for each of the three years in the period ended January 31, 1998 were audited by PricewaterhouseCoopers LLP. The Selected Financial Data set forth below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                                 YEARS ENDED
                                                    FEBRUARY 6,                          JANUARY 31,
                                                        2000             1999            1998              1997            1996
                                                    -----------       ---------        ---------        ---------       ---------
                                                                    (in thousands, except per share data)
    STATEMENT OF OPERATIONS DATA:
      Revenues ................................      $ 104,424        $ 120,174        $ 123,753        $  73,293       $  14,719
      Operating income (loss) .................        (64,023)         (21,170)             423            8,053           1,216
      Income (loss) before extraordinary item .        (81,863)         (27,217)          (3,570)           3,710             334
      Net income (loss) .......................        (81,863)         (27,217)          (3,570)           3,466             334
      Income (loss) before extraordinary item
       per

       common share - basic and diluted .......      $   (5.80)       $   (1.93)       $   (0.26)       $    0.35       $    0.07
      Net income (loss) per common share ......           --
       basic and diluted ......................      $   (5.80)       $   (1.93)       $   (0.26)       $    0.33       $    0.07
      Weighted average number of common shares
       Outstanding ............................         14,107           14,072           13,817           10,554           4,756
    OPERATING DATA:
      Increase (decrease) in same store
       revenues (1) ...........................           (7.8)%           (4.0)%            0.8%             5.3%            4.8%
      Store Data:
         Company-owned stores at end of period             238              261              286              264              28
         Franchised stores at end of period ...             74              160              217              267             304
                                                     ---------        ---------        ---------        ---------       ---------
           Total stores at end of period ......            312              421              503              531             332
    BALANCE SHEET DATA:
      Cash and cash equivalents ...............      $     888        $   2,424        $   2,604        $   1,311       $     611
      Rental library, net .....................         21,132           20,375           32,005           24,598           1,509
      Total assets ............................        100,381          165,680          187,236          159,964          16,515
      Long-term debt, less current portion ....           --             58,187           65,006           32,802           7,101
      Total liabilities .......................        105,983           89,424           83,555           52,829          15,972
      Equity (deficit) ........................         (5,602)          76,256          103,681          107,135             543

--------

(1) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the corresponding period for the prior year. For the year ended February 6, 2000, which is a 53-week year, same store sales were adjusted to be comparable to a 52-week year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    During the fiscal years ended February 6, 2000 and January 31, 1999 West Coast acquired no stores, closed 23 and 36 owned and operated stores, reduced its franchised stores by 86 and 57, respectively and experienced a decrease in same store revenues of 7.8% in fiscal 2000 and 4.08% in fiscal 1999. This contraction has continued during the current fiscal year.

    Revenues. Historically, the Company's revenues have been derived primarily from the rental of videocassettes and video games together with sales of previously viewed videocassettes ("rental revenues"), while lesser amounts have been derived from payments from franchisees ("franchise fees") and sales of new videocassettes, miscellaneous merchandise and other sales ("merchandise and other sales"). Acquisitions or dispositions of franchised stores and company-owned stores with differing levels of merchandise and other sales compared with rental revenues have had, and may in the future have, an effect on the Company's mix of revenue components.

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

    Expenses. Store operating expenses generally consist of expenses incurred at the store level, including personnel expense, lease expense, utility expense, advertising and depreciation. Rental library amortization expense is a substantial component of total expenses and the Company believes that its methods of amortization result in an appropriate matching of amortization expense with the revenue received from the associated rental of such inventory. Revenue sharing expense is the studios' share of revenues earned for product purchased under revenue sharing agreements.

    Cost of goods sold is a smaller component of total expenses consisting primarily of costs associated with purchasing videocassettes and video games to be sold directly to customers, supplies to be sold to franchisees, video games and confectionery items. Selling, general and administrative expenses are non-store level expenses and include general corporate expenses such as marketing and advertising, personnel, administration, legal and accounting. These functions have been primarily performed at the Company's headquarters in Philadelphia, Pennsylvania. Interest expense reflects the extent to which the Company borrows funds and the applicable rate at which such funds are borrowed. Intangible assets are primarily comprised of franchise rights and goodwill.

    During the current fiscal year, the Company will pay management fees to Video City under the Management Agreement, instead of incurring its own expenses for executive management incurring and reduced expenses for purchasing, marketing and retail services.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated statement of operations data and other data expressed as a percentage of total revenue and the number of stores open at the end of each period.

                                                                        YEARS ENDED
                                                              FEBRUARY 6,        JANUARY 31,
                                                                2000          1999         1998
                                                              -----------    -----        -----
    STATEMENT OF OPERATIONS DATA:
      Revenues:
      Rental revenues ....................................       87.1%        82.7%        82.4%
      Merchandise and other sales ........................       12.2         15.5         15.6
      Franchise fees .....................................        0.7          1.8          2.0
                                                                -----        -----        -----
         Total revenues ..................................      100.0        100.0        100.0
                                                                -----        -----        -----
      Costs and expenses:
      Store operating expenses ...........................       48.9         47.6         46.3
      Cost of goods sold .................................        9.4         11.9         11.0
      Amortization of rental library(1) ..................       21.7         34.4         21.0
      Revenue Sharing Expense ............................        8.4         --           --
      Selling, general and administrative ................       15.7         13.0         12.2

      Amortization of intangible assets ..................       55.1          6.0          5.0
      Store closing charges ..............................        2.0          4.7         --
      Debt offering write-off ............................       --           --            4.2
                                                                -----        -----        -----
           Total costs and expenses ......................      161.2        117.6         99.7
                                                                -----        -----        -----
      Income (loss) from operations ......................      (61.2)       (17.6)         0.3
      Interest expense and other .........................       16.8          5.8          4.0
                                                                -----        -----        -----
      Loss before provision (benefit) for income taxes
         and extraordinary Item ..........................      (78.0)       (23.5)        (3.7)
      Provision (benefit) for income taxes ...............        0.4         (0.8)        (0.8)
                                                                -----        -----        -----
      Loss before extraordinary item .....................      (78.4)%      (22.6)%       (2.9)%
                                                                =====        =====        =====

    OTHER DATA:
      Purchases of videocassette rental inventory ........       22.4%        25.7%        24.6%

    STORE DATA:
      Increase (decrease) in same store revenues(2) ......       (7.8)%        4.0)%        0.8%
      Company-owned stores at end of period ..............        238          261          286
      Franchised stores at end of period .................         74          160          217
                                                                -----        -----        -----
      Total stores at end of period ......................        312          421          503
                                                                =====        =====        =====

(1) The Company's amortization policy for rental library is described in Note 2 to the Consolidated Financial Statements.

(2) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of each period that were open throughout that period and the corresponding period for the prior year. For the year ended February 6, 2000, which is a 53-week year, same store revenue sales were adjusted to be comparable to a 52-week year.

YEAR ENDED FEBRUARY 6, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

   Revenues. Revenues decreased $15.8 million, or 13.1%, from $120.2 million for the year ended January 31, 1999 to $104.4 million for the year ended February 6, 2000. This change consisted of a decrease of $8.4 million in rental revenues, a decrease of $6.0 million in merchandise sales and a decrease of $1.4 million in franchise fee revenue. The decrease in store rental and merchandise sales revenues of $14.4 million are attributable to a lower weighted average number of stores owned (after closing underperforming stores) which decreased by 32 stores from 279 stores owned during the year ended January 31, 1999 to 247 stores owned during the year ended February 6, 2000 and accounted for $13.5 million of the total decrease. In addition, a decrease in average per store revenues accounted for the remaining decrease of $0.9 million.

   Rental revenues decreased $8.4 million, or 8.5%, from $99.4 million for the year ended January 31, 1999 to $90.9 million for the year ended February 6, 2000. This decrease is primarily attributable to the closing of underperforming stores and the resulting decrease in weighted average number of stores owned as discussed above. This decrease in stores owned accounted for a decrease of $11.4 million which was partially offset by an increase of $3.0 million relating to an increase in average store rental revenues due to the extra week in fiscal 2000, and the fact that the stores disposed of were relatively low volume stores.

   Merchandise and other sales decreased $5.9 million, or 31.7%, from $18.6 million for the year ended January 31, 1999 to $12.7 million for the year ended February 6, 2000. This decrease is attributable to the closing of underperforming stores as described above, which caused merchandise and other sales to decrease by $2.1 million. The remaining decrease of $3.8 million was caused by a decrease in average store sales as a result of lower store inventory levels which were necessitated by working capital restrictions and sell-through competition from mass merchants.

   Franchise fee revenues decreased $1.4 million, or 65.0%, from $2.2 million for the year ended January 31, 1999 to $0.8 million for the year ended February 6, 2000. This decrease is attributable to a decline in the amount of royalty payments received from franchisees due to a decline in the number of franchisees who make required payments and a decrease in the number of franchise stores from 160 at January 31, 1999 to 74 at February 6, 2000.

     Store Operating Expenses. Store operating expenses decreased $6.1 million, or 10.7%, from $57.2 million for the year ended January 31, 1999 to $51.1 million for the year ended February 6, 2000. $6.5 million of the decrease is attributable to a reduction in weighted average number of stores. As a percentage of total revenues, store operating expenses increased 1.3 percentage points from 47.6% for the year ended January 31, 1999 to 48.9% for the year ended February 6, 2000 primarily as a result of lower store revenues and higher occupancy and depreciation expense.

Cost of Goods Sold. Costs of goods sold decreased $4.6 million, or 31.9 %, from $14.4 million for the year ended January 31, 1999 to $9.8 million for the year ended February 6, 2000. Of this decrease, $1.7 million is caused by lower weighted average stores. The remaining decrease of $2.9 million is a result of lower merchandise sales. As a percentage of merchandise sales, cost of goods remained the same at 77.4%

     Amortization of Rental Library. Amortization of rental library decreased $18.7 million, or 45.2%, from $41.4 million for the year ended January 31, 1999 to 22.6 million for the year ended February 6, 2000. The decrease was caused by the Company purchasing less videocassette inventory due to entering into revenue sharing agreements with studios and the change in amortization methods as described below.

     During the fourth quarter of fiscal 2000, the Company adopted an accelerated method of amortizing its rental library, which more closely matches expenses in proportion with anticipated revenues under the revenue sharing model. The Company recorded an adjustment of $2,100,000 to amortization expense. During the fourth quarter of fiscal 1999, the Company adopted a method of amortizing its rental library to better match an industry change in the stream of revenues resulting from the then new practice of revenue sharing adopted during 1998. The Company recorded an adjustment of $16,738,000 to amortization expense.

     Revenue Sharing Expense. Revenue sharing expense was $8.8 million for the year ended February 6, 2000 as compared to no revenue sharing expense for the year ended January 31, 1999, as a result of new revenue sharing agreements with studios.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.8 million, or 5.1%, from $15.6 million for the year ended January 31, 1999 to $16.4 million for the year ended February 6, 2000. This increase was caused by increases in professional and consulting fees of $2.2 million and depreciation of $0.3 million, which were mostly offset by a decrease in salaries and related employee costs of approximately $1.0 million along with a decrease in bad debt expense of approximately $0.6 million. The increase in professional fees was caused by legal settlements, negotiations relating to the merger, and the forbearance and credit agreements. As a percentage of total revenues, selling, general and administrative expenses increased 2.7 percentage points from 13.0% for the year ended January 31, 1999 to 15.6% for the year ended February 6, 2000 as a result of the $0.7 million increase in selling, general and administrative expense as discussed above and the $15.8 million decrease in total revenues as previously discussed.

     Store Closing and Restructuring Charges. For the year ended February 6, 2000, the Company recorded a restructuring charge of $1.5 million relating to the closing of its Newtown, PA corporate offices. In addition, the Company increased its store closing reserve by $0.6 million. During the quarter ended November 1, 1998, the Company provided for $5.6 million in store closing costs associated with management's decision to close stores as described in Note 16 to the consolidated financial statements.

     Amortization of Intangible Assets. Intangible amortization expense increased $50.4 million, or 700%, from $7.2 million for the year ended January 31, 1999 to $57.6 million for the year ended February 6, 2000. As a percentage of total revenues, intangible amortization increased 49.1 percentage points from 6.0% for the year ended January 31, 1999 to 55.1% for the year ended February 6, 2000. This increase is primarily a result of the Company recording a write off of goodwill of $46.0 million relating to closed stores and under-performing chains. In addition, the Company wrote off approximately $5.0 million of franchise rights as a result of the Company's re-licensing of its franchised stores.

     Interest Expense and Other. Net interest expense and other increased $10.6 million, or 150%, from $6.7 million for the year ended January 31, 1999 to $17.3 million for the year ended February 6, 2000. Interest expense comprises almost all this net amount. As a percentage of total revenues, interest expense increased 11 percentage points from 5.6% for the year ended January 31, 1999 to 16.6% for the year ended February 6, 2000. The increase is attributable to an increase in borrowing and commitment extension fees relating to the credit agreement as more fully described in Note 6 to the consolidated financial statements.

     Income Taxes. Income tax expense was $322,000 for fiscal 2000 compared to a benefit of $972,000 for fiscal

1999. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize deferred assets, a full valuation allowance in the amount of $40.3 million at February 6, 2000 has been provided.

     Net Loss. As a result of the foregoing, net loss increased $54.6 million, from a $27.2 million net loss for the year ended January 31, 1999 to a $81.8 million net loss for the year ended February 6, 2000.

YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

     Revenues. Revenues decreased $3.5 million, or 2.8%, from $123.7 million for the year ended January 31, 1998 to $120.2 million for the year ended January 31, 1999. This change reflected a decrease of $2.5 million in rental revenues, a decrease of $0.7 million in merchandise sales and a decrease of $0.3 million in franchise fee revenue. The decreases in store rental and merchandise sales revenues of $3.2 million are attributable to a decrease in average store revenues from $433,000 during the year ended January 31,1998 to $423,000 during the year ended January 31, 1999 which accounted for approximately $2.8 million of the decrease in store revenues. The 38 stores that the Company closed during the year ended January 31, 1999 did not have a significant impact on store revenues. On a weighted average store count basis, weighted average stores decreased from 280 during the year ended January 31, 1998 to 279 during the year ended January 31, 1999. This decrease of 1 weighted average store accounts for the remaining $0.4 million decrease in store revenues.

   Rental revenues decreased $2.5 million, or 2.5%, from $101.9 million for the year ended January 31, 1998 to $99.4 million for the year ended January 31, 1999. This decrease is primarily attributable to lower average store rental revenues per store. Average store rental revenues decreased by approximately $8,000 per store which accounts for $2.2 million of the decrease. The remaining $0.3 million relates to the weighted average store decrease of 1 store, as discussed above. The rental revenue decrease was caused by both the impact of revenue sharing being used more extensively by the Company's competitors which enables them to increase the number of copies of new release movies carried in their stores and by unusually dry and mild weather which occurred during the year in the Company's geographic operating area.

     Merchandise and other sales decreased $0.7 million, or 3.6%, from $19.3 million for the year ended January 31, 1998 to $18.6 million for the year ended January 31, 1999. This decrease is primarily attributable to lower average store merchandise sales. Average merchandise sales decreased by approximately $2,200 per store, which accounts for $0.6 million of the decrease. The remaining $0.1 million relates to the weighted average store decrease of 1 as discussed above. Merchandise sales decreased as a result of lower store inventory levels during the Company's fourth quarter of the year ended January 31, 1999. Average store merchandise sales decreased by $6,600 for the quarter ended January 31, 1999 as compared to the quarter ended January 31, 1998.

     Franchise fee revenues decreased $0.3 million, or 12.0%, from $2.5 million for the year ended January 31, 1998 to $2.2 million for the year ended January 31, 1999. This decrease is attributable to a decline in the amount of royalty payments received from franchisees due to a decline in their business and a decline in the number of franchisees who make required payments and a decrease in the number of franchise stores from 217 at January 31, 1998 to 160 at January 31, 1999.

     Store Operating Expenses. Store operating expenses decreased $0.1 million, or 0.2%, from $57.3 million for the year ended January 31, 1998 to $57.2 million for the year ended January 31, 1999. This $0.1 million decrease in dollars is primarily related to the weighted average store decrease of 1 store as discussed above. Average store operating expenses for both years ended January 31, 1998 and 1999 approximated $205,000. As a percentage of total revenues, store operating expenses increased 1.3 percentage points from 46.3% for the year ended January 31, 1998 to 47.6% for the year ended January 31, 1999 primarily as a result of lower store revenues as previously discussed.

     Cost of Goods Sold. Costs of goods sold increased $0.8 million, or 5.9%, from $13.6 million for the year ended January 31, 1998 to $14.4 million for the year ended January 31, 1999. As a percentage of merchandising sales, cost of goods sold increased by 4.8 percentage points from 70.5% for the year ended January 31, 1998 to 77.4% for the year ended January 31, 1999. These increases in both dollars and as a percentage of merchandise sales were caused by the impact of Titanic which represented a significant portion of the year's merchandise sales and was sold at a lower margin as well as by restocking and handling fees incurred during the year for merchandise inventory returned to vendors.

     Amortization of Rental Library. Amortization of rental library increased $15.4 million, or 59.4%, from $26.0 million for the year ended January 31, 1998 to $41.4 million for the year ended January 31, 1999, primarily as a result of the change in method of amortization of rental inventory.

     During the fourth quarter of fiscal 1999, the Company adopted a method of amortizing its rental library to better match an industry change in the stream of revenues resulting from the then new practice of revenue sharing adopted during 1998. The Company recorded an adjustment of $16,738,000 to amortization expense. On August 1, 1997, the Company had adopted a new method of amortization resulting in a charge against amortization expense of $803,000.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.5 million, or 3.3%, from $15.1 million for the year ended January 31, 1998 to $15.6 million for the year ended January 31, 1999. This increase was caused by increases in professional and consulting fees of $0.8 million, depreciation of $0.7 million and recording of a $0.6 million allowance for uncollectible franchise receivables which were mostly offset by decreases in salaries of $0.5 million, travel of $0.2 million, insurance of $0.3 million, freight and postage of $0.3 million and supplies and computer expense of $0.3 million. The increase in professional fees was caused by additional legal expenses related to disputes with franchisees, negotiations with landlord issues relating to store closures and delisting of the Company's stock by NASDAQ. Decreases in selling, general and administrative expenses are the result of cost cutting measures instituted by management. As a percentage of total revenues, selling, general and administrative expenses increased 0.8 percentage points from 12.2 % for the year ended January 31, 1998 to 13.0 % for the year ended January 31, 1999 as a result of the $0.5 million increase of selling, general and administrative expense as discussed above and the $3.5 million decrease in total revenues as previously discussed.

     Store Closing Charges. During the quarter ended November 1, 1998, the Company provided for $5.6 million in store closing costs associated with management's decision to close stores as described in Note 16 to the consolidated financial statements.

     Amortization of Intangible Assets. Intangible amortization expense increased $1.0 million, or 15.3%, from $6.2 million for the year ended January 31, 1998 to $7.2 million for the year ended January 31, 1999. As a percentage of total revenues, intangible amortization increased 1.0 percentage points from 5.0% for the year ended January 31, 1998 to 6.0% for the year ended January 31, 1999. These increases are related to goodwill associated with acquisitions in June 1997 which were only amortized for one-half of the year ended January 31, 1998, but were amortized for a full year during the year ended January 31, 1999 and a write off of goodwill of approximately 0.7 million in the fourth quarter of fiscal 1999.

     Interest Expense and Other. Net interest expense and other increased $2.0 million, or 40.0%, from $5.0 million for the year ended January 31, 1998 to $7.0 million for the year ended January 31, 1999. Interest expense comprises almost all this net amount. As a percentage of total revenues, interest expense increased 1.6 percentage points from 4.0% for the year ended January 31, 1998 to 5.6% for the year ended January 31, 1999. The increase is substantially attributable to additional interest expense incurred in connection with borrowings related to acquisitions in June 1997 for which interest expense was incurred for one-half of the year ended January 31, 1998, but for a full year during the year ended January 31, 1999.

     Income Taxes. Income tax benefit was $972,000 for fiscal 1999 compared to $1,062,000 for fiscal 1998. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize deferred assets, a full valuation allowance in the amount of $7.8 million at January 31, 1999 has been provided.

     Net Loss. As a result of the foregoing, net loss increased $23.6 million, from a $3.6 million net loss for the year ended January 31, 1998 to a $27.2 million net loss for the year ended January 31, 1999. Without the store closing charges of $5.6 million, $0.7 million of goodwill write-off and $16.7 million amortization adjustment, the loss for the year would have been $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases for its existing stores. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette and inventory purchases.

     The rental library is accounted for as a non-current asset under generally accepted accounting principles because it is not an asset that is reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of this asset as non-current excludes it from the computation of working capital. The acquisition cost, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries.

     The Company has suffered recurring operating losses and has a working capital deficit and a stockholders' deficit at February 6, 2000. The Company is also in default under its debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our Independent Certified Public Accountants contains an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, approximately $81.6 million of the Company's debt matured on February 15, 2000 and has been extended to August 31, 2000.

     A majority of the company's existing lenders the ("Bank Group") have agreed in principle to a complete restructuring of debt that will include repayment of $20 million in cash, issuance of $25 million of senior notes and issuance of $40 million worth of shares of Video City Preferred Stock. The restructuring is contingent upon the

Company providing the Bank Group with the cash portion before the forbearance agreement expires on August 31, 2000, and completing the pending merger with Video City.

         While the Company is continuing to monitor and reduce its operating expenses, including payroll, it has also entered into an agreement and plan of merger with Video City. Under the Merger Agreement with Video City, Video City is currently negotiating to divest a number of West Coast's video stores, with the anticipated proceeds being used to pay the cash portion necessary to complete the restructuring of West Coast's indebtedness and the merger. The Company believes that the successful implementation of these plans will permit the merger to proceed and will result in a stronger combined company. There can be no assurance that these objectives can be successfully completed or that the resultant company will be profitable.

     For the year ended February 6, 2000, the Company had net cash provided by operating activities of $10.2 million, net cash used in investing activities of $27.0 million (consisting primarily of cash used to purchase videocassette rental inventory of $23.4 million and $3.6 million of cash paid for purchases of property and equipment) and net cash provided by financing activities of $15.3 million (consisting primarily of net borrowings under its credit facility, as described in Note 6 to the Consolidated Financial Statements), resulting in a net decrease in cash of $1.5 million.

     For the year ended January 31, 1999, the Company had net cash provided by operating activities of $33.5 million, net cash used in investing activities of $34.8 million (consisting primarily of cash used to purchase videocassette rental inventory of $30.9 million and $3.4 million of cash paid for purchases of property and equipment) and net cash provided by financing activities of $1.1 million resulting in a net decrease in cash of $0.2 million.

     During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow, as well as additional borrowings under its credit facility.

     On January 12, 1999, the Company signed an amendment to its bank agreement increasing the availability under the facility from $65 million to $70 million as well as providing for certain credit enhancements. The amended credit agreement is a non-revolving facility maturing February 15, 2000. The bank agreement includes covenants including, but not limited to, minimum operating cash flow, minimum net worth, dividend restrictions, and limitations on indebtedness. The facility is secured by substantially all of the Company's assets.

     On October 22, 1999 the Company entered into the fourth amendment to its credit facility which increased its overadvance from $5,000,000 to $9,500,000 and eliminated its scheduled commitment reductions due from August 1, 1999 through February 1, 2000.

     On February 13, 2000 the Company signed a forbearance and fifth amendment to its credit facility whereby the Bank Group extended the effective date of maturity to August 31, 2000.

     Due to non-payment of debt under the terms of the credit facility, prior to September 30, 1999, the banks have the right under a warrant agreement to purchase 5% of the Company's common stock at 75% of the average market price 15 days prior to July 1, 1999. As of May 15, 2000 this warrant has not been exercised.

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

     The Company anticipates that its business will be affected by general economic and other consumer trends. To date, the Company has not operated during a period of high inflation. However, the Company believes that it would generally be able to pass on increased costs relating to inflation to its customers. Future operating results may be affected by various factors, including variations in the number and timing of new store openings, the performance of new or acquired stores, the expenses associated with any acquisition of stores, the quality and number of new release titles available for rental and sale, the expense associated with the acquisition of new release titles, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of acquisitions or new store openings and the related costs and other expenses associated with the acquisition of stores or opening of new stores near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

YEAR 2000 READINESS DISCLOSURE

     Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from the 20th century dates. As a result, computers systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business, operating results, and financial condition.

     As of May 10, 2000, the Company has not experienced and does not anticipate any material adverse effects on its production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of May 10, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

     Although the transition to the Year 2000 did not have any significant impact on the Company or its equipment, systems and operations, the Company will continue to monitor the impact of the Year 2000 on its equipment and systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

     In the aggregate, the Company has spent approximately $1.0 million to address Year 2000 issues and does not anticipate spending any additional material amounts relating to Year 2000 issues.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's exposure to market risk relates primarily to potential changes in interest rates on the Company's debt obligations. The Company has cash flow exposure on its obligations related to changes in market interest rates. The Company enters into debt obligations for general corporate purposes, including the funding of capital expenditures for acquisitions. The Company has not entered into any material derivative financial instruments to hedge interest rate risk on these general corporate borrowings.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of West Coast Entertainment Corporation

We have audited the accompanying consolidated balance sheets of West Coast Entertainment Corporation and subsidiaries as of February 6, 2000 and January 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended February 6, 2000 and January 31, 1999. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Entertainment Corporation and subsidiaries as of February 6, 2000 and January 31, 1999 and the results of their operations and cash flows for each of the years ended February 6, 2000 and January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, has a working capital deficit and a stockholders' deficit at February 6, 2000. The Company is also in default under its credit facility. These conditions raise substantial doubt about its ability to continue as a going concern beyond that date. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, CA

May 12, 2000

                      WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                        FEBRUARY 6,       JANUARY 31,
                                                                                            2000              1999
                                                                                       -------------      ------------
                                              ASSETS
Current assets:
  Cash ..........................................................................        $     888         $   2,424
  Accounts receivable and other receivables (net of allowance for doubtful
  accounts of $8 and $ 67 at February 6, 2000 and January 31, 1999, respectively)              377             1,512
  Merchandise inventory .........................................................            6,887             8,404
  Market development funds and co-op receivable .................................              678             1,242
  Receivables from officers (Note 8) ............................................             --                 373
  Prepaid expenses and other current assets .....................................              281               472
                                                                                         ---------         ---------
   Total current assets .........................................................            9,111            14,427

Rental library, (net of accumulated amortization of $90,148 and $67,610 at
   February 6, 2000 and January 31, 1999, respectively) (Note 2) ................           21,132            20,375
Furnishings, equipment and leasehold improvements, net (Note 3) .................           16,506            17,892
Intangible assets (net of accumulated amortization of $20,888 and $ 16,497 at
    February 6, 2000 and January 31, 1999, respectively) ........................           52,532           110,530
Other assets (Note 4) ...........................................................            1,100             2,456
                                                                                         ---------         ---------

     Total assets ...............................................................        $ 100,381         $ 165,680
                                                                                         =========         =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 6) ....................................        $  81,571         $   8,081

  Accounts payable ..............................................................           12,370            14,659
  Accrued expenses (Note 5) .....................................................           11,808             7,783
  Income taxes payable ..........................................................              192               655
                                                                                         ---------         ---------
     Total current liabilities ..................................................          105,941            31,178

Long-term debt (Note 6) .........................................................             --              58,187
Other Liabilities ...............................................................               42                59
                                                                                         ---------         ---------
Total Liabilities ...............................................................          105,983            89,424
                                                                                         ---------         ---------

Stockholders' equity (deficit):
   Common stock ($0.01 par value; 14,190 shares as of February 6, 2000 of which 14,098 shares were issued and outstanding and 14,185 shares as of
     January 31, 1999, of which 14,073 shares were outstanding and 20 shares
     were to be issued. (Note 11) ...............................................              142               142
   Preferred stock ($0.01 par value, 2,000 shares authorized, no shares
     issued) (Note 12) ..........................................................             --                --
   Additional paid-in capital ...................................................          104,098           104,093
   Accumulated deficit ..........................................................         (109,600)          (27,737)
   Treasury stock (92 shares of common stock, at cost) ..........................             (242)             (242)
                                                                                         ---------         ---------
     Total stockholders' equity (deficit) .......................................           (5,602)           76,256
                                                                                         ---------         ---------
     Total liabilities and stockholders' equity (deficit) .......................        $ 100,381         $ 165,680
                                                                                         =========         =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED
                                                                 FEBRUARY 6,                 JANUARY 31,
                                                                     2000                1999             1998
                                                                 ------------        ----------       -------------
Revenues:
  Rental revenue ..........................................        $  90,948         $  99,379         $ 101,934
  Merchandise sales .......................................           12,716            18,626            19,312
  Franchise fees ..........................................              760             2,169             2,507
                                                                   ---------         ---------         ---------
                                                                     104,424           120,174           123,753
                                                                   ---------         ---------         ---------
Costs and expenses:
  Store operating expenses ................................           51,057            57,207            57,346
  Cost of goods sold ......................................            9,838            14,414            13,596
  Amortization of rental library (Notes 2) ................           22,643            41,374            25,959
  Revenue sharing expense .................................            8,821              --                --
  Selling, general and administrative .....................           16,421            15,599            15,065
  Amortization and write down of intangible assets (Note 2)           57,556             7,193             6,239
  Store closing and restructuring charges (Note 16) .......            2,111             5,557              --
  Debt offering write-off (Note 15) .......................             --                --               5,125
                                                                   ---------         ---------         ---------
                                                                     168,447           141,344           123,330
                                                                   ---------         ---------         ---------
Income (loss) from operations .............................          (64,023)          (21,170)              423
Interest expense ..........................................           17,318             6,674             4,927
Other expense .............................................              200               345               128
                                                                   ---------         ---------         ---------
Loss before provision (benefit) for income taxes ..........          (81,541)          (28,189)           (4,632)
Provision (benefit) for income taxes (Note 7) .............              322              (972)           (1,062)
                                                                   ---------         ---------         ---------
Net loss ..................................................        $ (81,863)        $ (27,217)        $  (3,570)
                                                                   =========         =========         =========
Loss per common share data:
   Net loss per common share - basic and diluted ..........        $   (5.80)        $   (1.93)        $    (.26)
                                                                   =========         =========         =========
Weighted average number of common shares outstanding ......           14,107            14,072            13,817
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

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEARS ENDED
                                                                 ---------------------------------------
                                                                 FEBRUARY 6,           JANUARY 31,
                                                                    2000           1999           1998
                                                                  --------       --------       --------
Cash flows from operating activities:
  Net loss .................................................      $(81,863)      $(27,217)      $ (3,570)
  Adjustments to reconcile net loss to cash flows
     provided by operating activities:
     Amortization of debt financing costs ..................           966            670            224
     Amortization of videocassette rental library ..........        22,643         41,374         25,959
     Depreciation and amortization of furnishings,
       equipment and leasehold improvements ................         3,763          3,300          2,471
     Amortization of intangible assets .....................        57,556          7,193          6,239
     Deferred taxes ........................................            --            921            456
     Store closing and restructuring charges ...............         1,219          2,321             --
     Changes in assets and liabilities:
         Accounts receivable ...............................         1,699            812            270
         Merchandise inventory .............................         1,517           (238)        (1,447)
         Prepaid expenses and other assets .................         1,398           (328)          (792)
        Accounts payable ...................................        (2,291)         2,690         (1,222)
        Accrued expenses and other liabilities .............         4,008          2,948            135
        Income taxes payable ...............................          (463)          (934)        (1,996)
                                                                  --------       --------       --------
     Net cash provided by operating activities .............        10,152         33,512         26,727
                                                                  --------       --------       --------
Cash flows related to investing activities:
  Acquisition of businesses, net of cash acquired ..........            --           (553)       (19,301)
  Purchases of property and equipment ......................        (3,596)        (3,359)        (7,306)
  Purchases of videocassette rental inventory ..............       (23,400)       (30,906)       (30,449)
                                                                  --------       --------       --------
     Net cash used in investing activities .................       (26,996)       (34,818)       (57,056)
                                                                  --------       --------       --------

Cash flows related to financing activities:
  Proceeds from long-term debt, net ........................        15,303          1,100         32,200
  Repayments of long-term debt .............................            --             (7)            (7)
  Proceeds from issuance of common stock ...................             5             33            116
  Commitment extension fees ................................            --             --           (687)
                                                                  --------       --------       --------
Net cash provided by financing activities ..................        15,308          1,126         31,622
                                                                  --------       --------       --------
Net increase (decrease) in cash ............................        (1,536)          (180)         1,293
Cash, beginning of year ....................................         2,424          2,604          1,311
                                                                  --------       --------       --------
Cash, end of year ..........................................      $    888       $  2,424       $  2,604
                                                                  ========       ========       ========
Supplemental cash flow data:
  Interest paid ............................................      $  6,609       $  6,275       $  4,619
                                                                  ========       ========       ========
  Income taxes paid ........................................      $    214       $    249       $    749
                                                                  ========       ========       ========

Non-cash investing and financing activities:
  Treasury stock redeemed in connection with acquisition ...            --       $    242             --
                                                                  --------       --------       --------
  Assets acquired by incurring notes payable ...............            --       $    162             --
                                                                  --------       --------       --------
  Loan origination fees ....................................            --       $    250             --
                                                                  --------       --------       --------



The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                           TOTAL
                                                                                                                           STOCK-
                                                         COMMON STOCK         ADDITIONAL    ACCUMULATED                   HOLDERS'
                                                    ----------------------     PAID-IN        SURPLUS        TREASURY      EQUITY
                                                      SHARES        AMOUNT     CAPITAL       (DEFICIT)        STOCK       (DEFICIT)
                                                    ----------      ------   -----------    -----------    -----------    ---------
Balance at January, 31 1997 .....................   13,770,462        138    $   103,947    $     3,050    $        --    $107,135
Shares issued - Employee Stock Purchase Plan ....       36,567         --            116             --             --         116
Shares issued - 1996 acquisitions ...............       36,077         --             --             --             --          --
Net loss ........................................           --         --             --         (3,570)            --      (3,570)
                                                    ----------       ----    -----------    -----------    -----------    --------
Balance at January 31, 1998 .....................   13,843,106        138        104,063           (520)            --     103,681
Shares issued - Employee Stock Purchase Plan ....       39,506          1             33             --             --          34
Shares issued - 1996 acquisitions ...............      302,065          3             (3)            --             --          --
Treasury stock,  at cost ........................           --         --             --             --           (242)       (242)
Net loss ........................................           --         --             --        (27,217)            --     (27,217)
                                                    ----------       ----    -----------    -----------    -----------    --------
Balance at January 31, 1999 .....................   14,184,677        142        104,093        (27,737)          (242)     76,256
Shares issued - Employer Stock Purchase Plan ....       24,992         --              5             --             --           5
Contingent shares expired - 1996 acquisitions ...      (19,734)        --             --             --             --          --
Net loss ........................................           --         --             --        (81,863)            --     (81,863)
                                                    ----------       ----    -----------    -----------    -----------    --------
Balance at February 6, 2000 .....................   14,189,935        142    $   104,098    $  (109,600)   $      (242)   $ (5,602)
                                                    ==========       ====    ===========    ===========    ===========    ========

         The accompanying notes are an integral part of the consolidated financial statements.

                      WEST COAST ENTERTAINMENT CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND BASIS OF PRESENTATION

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

    As of January 31, 1999, the Company owned and operated 261 video rental stores and was a franchisor of a chain of 160 video stores. As of February 6, 2000, the Company owned and operated 238 video rental stores and was a franchisor of a chain of 74 video stores.

    On April 30, 1998 the Company adopted a fiscal year ending on the first Sunday following January 30, which will result in the Company having a 52, or periodically, a 53 week fiscal year. Results for each of the years ended in the two-year period January 31, 1999 and 1998 reflect 52-week years; results for the year ended February 6, 2000 reflect a 53-week year.

BASIS OF PRESENTATION

     The Company's previous independent auditors would not consent to the use of their opinion dated April 2, 1999 on the consolidated statements of operations, cash flows and stockholders' equity for the year ended January 31, 1998.

Going Concern Uncertainty

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has a working capital deficit and stockholders' deficit at February 6, 2000. The Company is also in default under its credit facility. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. Management's plan is to complete the proposed merger with Video City, Inc. (Note
17). However, there is no assurance that the merger will ultimately be consummated.

     The Company has entered into a management agreement (Note 18) with Video City, Inc., until the closing of the proposed merger between the Company and Video City (Note 17), whereby Video City provides management services for a management fee.

     Concurrent with the execution of the management agreement, and in anticipation of the proposed merger, the Company combined its operations and substantially reduced corporate expenses of both Video City and West Coast

Entertainment, thus utilizing the benefits of economies of scale.

     The Company is negotiating the sale of a significant number of its stores and is entertaining several offers. The stores for sale were strategically selected, to concentrate the Company's operations in efficient geographic areas. The proceeds from the divestitures will be used to pay the cash portion necessary to complete the restructuring of its indebtedness and complete the merger.

     The Company believes that the combined company after the merger will have the potential for greater financial strength, operational efficiencies, earning power and growth potential than either Video City or West Coast would have on its own. There can be no assurance, however, that these objectives can be successfully completed or that the resultant company will be profitable and have sufficient operating cash flows.

     The Company's previous independent auditors would not consent to the use of their opinion dated April 2, 1999 on the consolidated statements of operations, cash flows and stockholders' equity for the year ended January 31, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidation

    All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, other receivables, and accounts payable meeting the definition of a financial instrument approximate fair value at February 6, 2000 and January 31, 1999 due to their short maturity. Fair value of long-term debt is based upon rates available to the Company for debt with similar terms and maturities.

Merchandise Inventory

    Merchandise inventory, consisting primarily of videocassettes and video games, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Rental Library

     During the fourth quarter of fiscal 2000, the Company adopted an accelerated method of amortizing its rental library, which more closely matches expenses in proportion with anticipated revenues under the revenue sharing business model.

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

     Pursuant to the new amortization method, the Company records base stock (generally 3 copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock cost amortized on a straight line basis over 33 months to an estimated $3 salvage value. The cost of non-base stock (generally greater than 3 copies per title for each store) is amortized on an accelerated basis over three months to an estimated $3 salvage value. Video games are amortized on an accelerated basis over a 12-month period to an estimated $10 salvage value. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

     The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a pre-tax adjustment of approximately $2.1 million to amortization expense in the fourth quarter of the fiscal year ended February 6, 2000. The charge represents an adjustment to the carrying value of the videocassette rental inventory due to the new method of amortization.

     Rental amortization expense approximated $22,643,000 (including a $2.1 million adjustment recorded in the fourth quarter of fiscal 2000), $41,374,000 (including a $16.7 million adjustment recorded in the fourth quarter of fiscal
1999) and $25,959,000 (including a $0.8 million adjustment recorded in the third quarter of fiscal 1998) for the years ended February 6, 2000 and January 31, 1999 and 1998, respectively.

     During the fourth quarter of fiscal 1999, the Company adopted a method of amortizing its rental library in order to better match an industry change in the stream of revenues resulting from the then new practice of revenue sharing adopted during 1998 as an alternative to historical business models of directly purchasing rental titles. Under this method of amortization, all new release, non-revenue-sharing videocassettes, regardless of the number of copies of a title, were amortized to a salvage value of $6 over a period of 6 months. Videocassettes purchased through revenue sharing agreements were amortized to the $6 salvage value over the life of the respective contracts. Studios' share of revenues were expensed as such revenues were earned, as specified in each agreement. This method of amortization was applied to the rental library that was owned at November 2, 1998. The adoption of this method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle. The Company recorded a $16,738,000 pre-tax adjustment to amortization expenses in the fourth quarter of fiscal 1999.

    Prior to November 2, 1998 the rental library, which included videocassettes and video games, was stated at cost and amortized as follows: base stock was amortized over its economic life of 36 months, to its estimated salvage value of $6. New release base stock (the first three copies of a title in a particular store), less the $6 salvage value, was amortized 50% in the first six months, then amortized on a straight-line basis to the $6 salvage value over the remaining 30 months. All new release copies in excess of three copies per store were amortized to $10 on a straight-line basis during the first nine months, and the balance was then amortized on a straight-line basis over 27 months to the $6 salvage value. The unamortized cost, if any, of rental items sold was charged to operations at the time of the sale. This method of amortization was applied to the rental library that was held at August 1, 1997. The adoption of this method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded an $803,000 pre-tax charge to operating expense in the third quarter of fiscal 1998.

    Prior to August 1, 1997, the rental library, which includes videocassettes and video games, was stated at cost and was amortized over its estimated economic life with no provision for salvage value. Videocassettes that were considered base stock were amortized over 36 months on a straight-line basis. New release videocassettes were amortized as follows: the first through third copies of each title per store were amortized as base stock and succeeding copies of each title per store were amortized over nine months on a straight line basis. The unamortized cost, if any, of rental inventory that was sold was charged to operations at the time of the sale.

Intangible Assets

    Intangible assets, net of accumulated amortization, primarily consist of goodwill ($52,532,000 and $110,843,000 at February 6, 2000 and January 31, 1999,
respectively) and franchise rights ($0 and $5,457,000 at February 6, 2000 and January 31,1999, respectively). Franchise rights are amortized on a straight-line basis over 15 years, the estimated economic life of such rights. Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight line basis over 20 years. Total amortization expense related to intangible assets was $57,556,000, $7,193,000 and $6,239,000 for the years ended February 6, 2000, January 31, 1999 and 1998, respectively.

    During the fourth quarter of fiscal 2000, the Company wrote off $45,999,000 of goodwill related to closed stores and under performing chains. During the fourth quarter of fiscal 1999, the Company wrote off $700,000 of goodwill. As a result of the Company's re-licensing of its franchised stores, the Company wrote off the remaining franchise rights of $4,988,000 during the fourth quarter of fiscal 2000. These adjustments are included in amortization expense.

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

Impairment of long lived assets

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

Income Taxes

    Tax assets and liabilities result from the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

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

Earnings (Loss) Per Share

    Earning (loss) per share is presented according to Statement of Financial Accounting Standards No. 128. SFAS 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for potential dilutive common shares. Potentially dilutive common shares are excluded from the diluted earnings per share calculation at January 31, 1998, 1999, and February 6, 2000 because the effect would be anti-dilutive.

Accounting for Stock Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation" requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. The Company has elected to adopt the "disclosure basis only" provisions of SFAS 123 for Stock Based Compensation to employees (Note 11).

Reclassification

    Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 2000 presentation.

3.  FURNISHINGS, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furnishings, equipment and leasehold improvements comprise the following (in thousands):

                                                        FEBRUARY 6,    JANUARY 31,
                                                           2000           1999
                                                         --------       --------
                Furniture and fixtures ............      $ 16,892       $ 15,541
                Computer equipment and vehicles ...         4,090          3,729
                Leasehold improvements ............         6,185          6,094
                                                         --------       --------
                                                           27,167         25,364
                Accumulated depreciation and
                amortization ......................       (10,661)        (7,472)
                                                         --------       --------
                                                         $ 16,506       $ 17,892
                                                         ========       ========

    Depreciation and amortization approximated $3,763,000, $3,300,000 and $2,471,000 for the years ended February 6, 2000, January 31, 1999, and 1998, respectively.

4.  NON-CURRENT OTHER ASSETS

    Non-current other assets consisted of the following (in thousands):

                                                    FEBRUARY 6,    JANUARY 31,
                                                       2000           1999
                                                      ------         ------
            Store lease and utility deposits ...      $  976         $1,088
            Deferred loan origination fees .....          --          1,016
            Other ..............................         124            352
                                                      ------         ------
                                                      $1,100         $2,456
                                                      ======         ======

5.  ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):

                                                        FEBRUARY 6,  JANUARY 31,
                                                           2000         1999
                                                         -------      -------
                Accrued wages and taxes ...........      $ 1,109      $   987
                Sales taxes .......................          912          813
                Deferred rent .....................        1,195        1,170
                Provision for store closing and
                restructure charges ...............        3,336        2,936
                Interest ..........................        3,352          538
                Other .............................        1,904        1,339
                                                         -------      -------
                                                         $11,808      $ 7,783
                                                         =======      =======

6.  LONG-TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                                    FEBRUARY 6,    JANUARY 31,
                                                                                       2000           1999
                                                                                     --------       --------
            Credit Facility ...................................................      $ 81,571       $ 66,100
            Various notes payable due in monthly installments with interest
              rates varying from prime plus 2% to prime plus 4% ...............            --            168
                                                                                     --------       --------
                                                                                       81,571         66,268
            Less: current portion .............................................       (81,571)        (8,081)
                                                                                     --------       --------
                                                                                     $     --       $ 58,187
                                                                                     ========       ========

     On January 12, 1999, the Company signed an amendment to its bank agreement increasing the availability under its existing facility from $65 million to $70 million as well as providing for certain credit enhancements. The amended credit agreement is a non-revolving facility, which matured February 15, 2000. The bank agreement includes covenants, including, but not limited to, minimum operating cash flow, minimum net worth, dividend restrictions, and limitations on indebtedness in which the Company was not in compliance. The facility is secured by substantially all of the Company's assets.

     The first $65 million of the revised credit facility bears interest at 2% above the prime rate (10.75% at February 6, 2000). The interest rate on the first $4 million of the $5 million overadvance is equal to the prime rate plus 2.5% (11.25% at February 6, 2000); the interest rate on the remaining $1 million is equal to the prime rate plus 3.5%. The agreement provided for repayment of all debt in full on or prior to June 30, 1999. As a result of non-payment, an additional 3% of interest for the preceding six months on the $65 million and on overadvances borrowed in the last six months became due. In addition, commitment extension fees equaling 143 basis points times the total outstanding debt became due and payable each month as of July 1, 1999 through February 15, 2000.

     On October 22, 1999 the Company entered into the fourth amendment to the Revised Facility which increased the Overadvance from $5,000,000 to $9,500,000 and eliminated its scheduled commitment reductions due from August 1, 1999 through February 1, 2000 under the terms of the credit agreement.

     On February 13, 2000 the Company signed a forbearance and fifth amendment to its credit agreement whereby the banks extended the effective date of maturity to the earlier of the completion of the Pending Merger (Note 17) or

August 31, 2000.

     A majority of the company's existing lenders ("The Bank Group") have agreed in concept to a complete restructuring of debt that will include repayment of $20 million in cash, issuance of $25 million of senior notes and issuance of $40 million worth of shares of Video City preferred stock. The restructuring is contingent upon the Company providing The Bank Group with the cash portion before the end of the forbearance agreement (August 31, 2000), and the completion of the Pending Merger with Video City.

     The Banks have the right under a warrant agreement to purchase 5% of the Company's common stock at 75% of the average market price 15 days prior to July 1, 1999 due to default on payments due September 30, 1999 under the terms of the credit agreement. As of May 12, 2000 this warrant has not been exercised.

7.  INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):

                                                             YEARS ENDED
                                                FEBRUARY 6,          JANUARY 31,
                                                   2000          1999          1998
                                                 -------       -------       -------
                Current:
                  Federal .................      $    --       $  (232)      $  (817)
                  State ...................          322           181           211
                                                 -------       -------       -------
                                                      --           (51)         (606)
                                                 -------       -------       -------
                Deferred:
                  Federal .................           --        (1,380)          (44)
                  State ...................           --           459          (412)
                                                 -------       -------       -------
                                                      --          (921)         (456)
                                                 -------       -------       -------
                Tax provision (benefit) ...      $   322       $  (972)      $(1,062)
                                                 =======       =======       =======

    The temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                                    FEBRUARY 6,    JANUARY 31,
                                                                                       2000           1999
                                                                                     --------       --------
            Deferred tax assets:
              Recognized built-in loss carryforward ...........................      $    207       $    207
              Allowance for doubtful accounts .................................             3             27
              Expense accruals ................................................         1,762          1,815
              Valuation allowance for rental inventory ........................         7,213          6,685
              Federal and State NOL carryforwards .............................        39,917          6,739
                                                                                     --------       --------
                                                                                       49,102         15,473
                                                                                     --------       --------
            Deferred tax liabilities:
              Intangible amortization .........................................        (2,476)        (2,300)
              Videocassette rental inventory amortization .....................        (3,599)        (3,343)
              Furnishings, equipment and leasehold improvement depreciation ...        (2,686)        (2,079)
                                                                                     --------       --------
                                                                                       (8,761)        (7,722)
                                                                                     --------       --------

            Net deferred taxes before valuation allowance .....................        40,341          7,751
            Valuation Allowance ...............................................       (40,341)        (7,751)
                                                                                     --------       --------
            Net deferred taxes ................................................      $      0       $      0
                                                                                     ========       ========

     Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize deferred assets, a full valuation allowance in the amount of $40.3 million at February 6, 2000 and $7.8 million at January 31, 1999 has been provided to reduce such deferred tax assets to the level of the existing deferred tax liabilities.

     The Company has federal net operating loss carryforwards aggregating approximately $102.5 million and state net operating loss carryforwards aggregating approximately $107.2 million at February 6, 2000, which expire through February 6, 2020. At February 6, 2000, the Company has available the following carryforwards to offset future taxable income:

   FEDERAL NET OPERATING    STATE NET OPERATING       YEAR END
    LOSS CARRYFORWARDS      LOSS CARRYFORWARDS    EXPIRATION DATES
    ------------------      ------------------    ----------------
        $        --             $   200,000           1/31/02
                 --                 900,000           1/31/03
                 --               2,200,000           1/31/04
                 --               1,900,000           1/31/05
         19,400,000              18,900,000      1/31/06 - 1/31/19
         83,100,000              83,100,000      1/31/07 - 2/06/20

    A reconciliation between the provision for income taxes and the amount determined by applying the U.S. federal statutory rate to income before income taxes is as follows (in thousands):


                                                                               YEARS ENDED
                                                                FEBRUARY 6,    JANUARY 31,    JANUARY 31,
                                                                   2000           1999           1998
                                                                 --------       --------       --------
            Income tax at statutory rate of 34% ...........      $(27,833)      $ (9,584)      $ (1,575)
              State tax expense, net of federal benefit ...        (4,822)           422           (133)
              Change in valuation allowance ...............        32,500          7,751             --
              Nondeductible intangible amortization .......           477            648            593
              Other .......................................            --           (209)            53
                                                                 --------       --------       --------
                                                                 $    322       $   (972)      $ (1,062)
                                                                 ========       ========       ========

8.  RELATED PARTY TRANSACTIONS

    As of February 6, 2000 and January 31, 1999, receivables from certain officers were $0 and $373,000 respectively. Interest has been accrued at a rate of 10% on such amounts. During the fourth quarter of fiscal 2000, the Company determined that certain unsecured loans to officers aggregating $383,000 were uncollectible and were consequently written off.

9.  LEASE COMMITMENTS

    The Company leases its facilities under operating leases extending until 2008. Minimum future rental payments under these leases as of February 6, 2000 are as follows (in thousands):

                YEARS ENDING JANUARY 31,
                ------------------------
                  2001 ......................          11,558
                  2002 ......................           9,335
                  2003 ......................           6,916
                  2004 ......................           4,506
                  2005 ......................           3,489
                  Thereafter ................           3,687
                                                     -------
                  Future minimum payments ...        $39,491
                                                     =======

    Rent expense totaled approximately $17,448,753, $21,334,000 and $19,061,000 for the years ended February 6, 2000, January 31, 1999, and 1998, respectively. Rent expense and the above table do not include any amounts in connection with store closings (see Note 16).

10. ACQUISITIONS

     All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

    June, 1997 Acquisitions. On June 16, 1997, and June 24, 1997 the Company acquired a total of 38 video specialty stores (the "June, 1997 Acquisitions"), including 5 stores owned by a franchisee of the Company for aggregate consideration of $17.9 million consisting of $17.2 million in cash and approximately $0.7 million of acquisition costs.

    The following unaudited pro forma information presents the results of operations as though June 1997 Acquisitions had occurred as of the beginning of the period presented, (i) each entity included in the consolidated statement of operations had been included in the Company's consolidated income tax returns and subject to corporate income taxation as a C corporation during all periods presented, (ii) the repayment of all previously existing outstanding debt had occurred as of the beginning of the periods reported, and (iii) the borrowings under the

Credit Facility had occurred as of the beginning of the periods presented.

                                                                                         UNAUDITED PRO FORMA
                                                                                     YEAR ENDED JANUARY 31, 1998
                                                                                -------------------------------------
                                                                                (in thousands, except per share data)
      Pro forma revenues ..................................................                  $ 130,044
      Pro forma income (loss) before extraordinary item ...................                  $  (3,219)
      Extraordinary item (net of tax benefit) .............................                  $      --
      Pro forma net income (loss) .........................................                  $  (3,219)
      Pro forma income (loss) per share before extraordinary item basic                      $    (.23)
         and diluted ......................................................
      Extraordinary item - basic and diluted ..............................                  $      --
      Pro forma net income (loss) per share - basic and diluted ...........                  $    (.23)

11.  STOCKHOLDERS' EQUITY

     Stock Compensation Plan:

    Equity Incentive Plan: The Company's Equity Incentive Plan was adopted by the Board of Directors and approved by the Stockholders in July 1995 and as amended in April 1997 (the "Equity Plan"). The Equity Plan enables the Company to grant options to purchase common stock to officers, employees, employee directors of and consultants to the Company. The Plan authorizes the issuance of up to 850,000 shares. The options granted are unvested at the date of grant, and become fully vested over five years subsequent to the date of grant. The fixed exercise price associated with the shares subject to option is the fair value of the Company's stock at the date of grant. The options expire ten years after the date of grant.

    Director Stock Option Plan: The Company's Director Stock Option Plan (the "Director Option Plan") enables the Company to grant options to purchase common stock to outside directors of the Company. The Plan authorizes the issuance of up to 50,000 shares. The options are unvested at the time of grant, and vest pro-rata equally over a three-year period, provided the optionholder continues to serve as a director of the Company, and will expire ten years from the date of grant. The fixed exercise price associated with the shares subject to options under this plan is the fair value of the Company's stock at the date of grant. Commensurate with the Offering, the Company granted an option to purchase 3,000 shares of common stock to three non-employee directors. Each non-employee director is eligible to receive at the discretion of the Company a subsequent grant of an option for 1,000 shares on the date of each Annual Meeting of Stockholders, at which such director is reelected as a director of the Company, beginning with the Annual Meeting for the year ended January 31, 1998. As of February 6, 2000 and January 31, 1999; 0 and 6,000 options were outstanding. No options have been exercised for the years ended February 6, 2000 and January 31, 1999, and 1998.

    Common shares subject to options under these plans were as follows:

                                                               YEARS ENDED
                                               FEBRUARY 6, 2000           JANUARY 31, 1999
                                          -------------------------   ------------------------
                                                        WEIGHTED                   WEIGHTED
                                                        AVERAGE                    AVERAGE
                                           OPTIONS   EXERCISE PRICE    OPTIONS  EXERCISE PRICE
                                           -------   --------------    -------  --------------
       Outstanding at February 1 ...       237,799       $  .77        14,137       $10.54
       Granted .....................        12,500       $  .25       226,250       $  .25
       Exercised ...................            --           --            --           --
       Terminated/Canceled .........      (167,131)      $  .92        (2,588)      $ 8.75
                                          --------                    -------
       Options outstanding .........        83,168       $  .39       237,799       $  .77
                                          --------                    -------
       Options exercisable .........        28,764       $  .56         6,774       $11.26
                                          --------                    -------

     Information relating to stock options at February 6, 2000 summarized by exercise price is presented in the following table:

                                              FEBRUARY 6, 2000
                                     OUTSTANDING                  EXERCISABLE
                            ------------------------------    -------------------
                                      WEIGHTED
                                       AVERAGE    WEIGHTED               WEIGHTED
                                      REMAINING   AVERAGE                AVERAGE
                                     CONTRACTUAL  EXERCISE               EXERCISE
EXERCISE PRICE PER SHARE    SHARES      LIFE       PRICE      SHARES      PRICE
------------------------    ------      ----       -----      ------      -----
       $0.25 ...            81,750        8.8      $0.25      27,700      $0.25
       $8.75 ...             1,418        6.6      $8.75       1,064      $8.75
                            ------      -----      -----      ------      -----
                            83,168       8.76      $0.39      28,764      $0.56
                            ======      =====      =====      ======      =====

    As discussed in Note 2, the Company adopted the disclosure requirements of SFAS No. 123. The pro forma information below is presented as if the Company had adopted the recognition provisions of SFAS 123.

                                                                                       2000              1999              1998
                                                                                   -----------       -----------       ------------
    Weighted average fair value of options granted -- calculated using the
      Black-Scholes option-pricing model .....................................     $       .23       $       .50       $       4.63
    Range of exercise price per share ........................................     $.25-$13.00       $.25-$13.00       $8.75-$13.00
    Actual:
      Net income (loss) (in thousands) .......................................     $   (81,863)      $   (27,217)      $     (3,570)
      Earnings (loss) per share, basic and diluted ...........................     $     (5.80)      $     (1.93)      $       (.26)
    Pro Forma:
      Net income (loss) (in thousands) .......................................     $   (81,874)      $   (27,217)      $     (3,601)
      Earnings (loss) per share, basic and diluted ...........................     $     (5.80)      $     (1.93)      $       (.26)
    Assumptions:
      Weighted average dividend yield ........................................              --                --                 --
      Weighted average volatility ............................................              70%               75%                35%
      Weighted average risk free interest rate ...............................            5.14%             5.50%              6.58%
      Weighted average expected life (years) .................................               5                 5                  5

    Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 125,000 shares of common stock to participating employees through a series of semiannual offerings. Offering periods will commence on each November 1, beginning November 1, 1996, and May 1 and terminate on the following April 30 and October 31, respectively. The maximum number of shares available in each offering is 25,000 shares. Eligible employees may direct 1%-10% of their total compensation in a Plan period to the Plan, at a price equal to 85% of the lower of the closing price of the common stock on the first business day of the plan or the last business day of the plan. During the fiscal years ended February 6, 2000, January 31, 1999 and 1998, the Company had issued approximately 25,000, 40,000 and 37,000 shares, respectively, related to the Plan.

12.  PREFERRED STOCK

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

13.  COMMITMENTS

Purchase Commitments: On July 12, 1995, with an Amendment on August 20, 1997, the Company entered into a contract with a supplier of video rental products that requires the Company to purchase, at a discount, its requirements for such products over the ensuing seven year period as follows:

            August 20, 1998-July 12, 2000.......       Lesser of 30% of annual requirements or $25 million
            July 13, 2000-July 12, 2002.........       lesser of 25% of annual requirements or $25 million

14.  LITIGATION

    The Company is involved in litigation in the ordinary course of business. The Company believes that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

15. DEBT OFFERING WRITE-OFF

    On July 1, 1997 the Company's planned private placement of debt securities (the "Proposed Private Placement") and related acquisitions were indefinitely delayed due to market conditions. The Company wrote off $5.1 million in costs during the year ended January 31, 1998 that were incurred in connection with the Proposed Private Placement and related acquisitions.

16. STORE CLOSING AND RESTRUCTURING CHARGES

    During the fourth quarter of fiscal 2000, the Company recorded charges for the planned closing of its main office and increased its store closing reserve for additional store closings. The total costs relating to the Newtown, PA office closure was $1,541,000 and an additional reserve of $570,000 was recorded for the closure of 14 stores subsequent to year-end.

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

17. PENDING MERGER

     On August 1, 1999, the Company and Video City, Inc., entered into an Agreement and Plan of Merger ("Pending Merger"). Under the terms of the Merger Agreement, upon consummation of the merger, each share of West Coast common stock will be converted for not less than 0.25 and no more than 0.333 shares of Video City common stock. In addition, each share of West Coast common stock will receive .05 shares of Video City Series F convertible redeemable preferred stock. The merger will be accounted for as a purchase. There is no assurance that the merger will ultimately be consummated.

18.  SUBSEQUENT EVENTS

     Management Agreement: On March 3, 2000, the Company and Video City, Inc. ("Video City") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast. The Management Agreement provides that West Coast shall pay management fees for Video City's management services an amount equal to certain percentages of gross revenues actually collected from the West Coast business less all selling, general and administrative costs and expenses of West Coast incurred and paid in the ordinary course of business (in no event should the management fee paid by West Coast to Video City be less than $400,000 per calendar month). West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and Video City moved its principle executive offices from Torrance, California to Philadelphia, Pennsylvania. Video City entered into consulting, non-compete and international service agreements with former members of West Coast's management that provide for total payments of $5,900,000. The payments are to be made over approximately seven years in amounts not to exceed $800,000 per year, subject to acceleration if West Coast's bank debt is repaid. The first $2,000,000 of aggregate payments is secured by 1,357,282 shares of Video City common stock, owned by Video City's Chief Executive Officer.

     Forbearance Agreement: On February 13, 2000 the Company signed a forbearance and fifth amendment to its credit agreement whereby the banks extended the effective date of maturity to the earlier of the completion of the Pending Merger (Note 17) or August 31, 2000.

     A majority of the company's existing lenders ("The Bank Group") have agreed in concept to a complete restructuring of debt that will include repayment of $20 million in cash, issuance of $25 million in senior notes and issuance of $40 million worth of shares of Video City preferred stock. The restructuring is contingent upon the Company providing The Bank Group with the cash portion before the end of the forbearance agreement (August 31, 2000), and the completion of the Pending Merger with Video City.

     Divestitures of Stores: Under the Pending Merger and Management Agreement with Video City, Video City is currently negotiating the sale of a significant number of the Company's stores and is entertaining several offers. The stores for sale were strategically selected, to concentrate the Company's operation in efficient geographic areas. The proceeds from the divestitures will be used to pay the cash portion necessary to complete the restructuring of its indebtedness and complete the merger.

     The Company believes that the combined company after the merger will have the potential for greater financial strength, operational efficiencies, earning power and growth potential than either Video City or West Coast would have on its own. There can be no assurance, however, that these objectives can be successfully completed or that the resultant company will be profitable and have sufficient operating cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and certain information with respect to each director and executive officer of the Company at February 6, 2000. Concurrent with the execution of the Management Agreement, the following directors and executive officers of the Company resigned.

         Ralph W. Standley III, age 60, served as the Chairman of the Board of Directors of the Company and its principal predecessors from 1992 to March 3, 2000. He also served as President of two such predecessors, Nostalgia Ventures, Inc. ("NVI") and Videosmith (DE) Incorporated ("VDI"), and as Secretary of two other predecessors, Giant Video Corporation ("GVC") and G.V. Management Corp. ("GVMC"), from the date of their inception or acquisition by the Company through July 1995. Ralph W. Standley III is the father of T. Kyle Standley and M. Trent Standley.

         T. Kyle Standley, age 35, served as the President and Chief Executive Officer and a Director of the Company and its predecessors from its inception in February 1995 to March 3, 2000. Previously, he served as an executive officer of two of the Company's predecessors, GVC and GVMC, commencing in 1991. Mr. Standley was director of research at Colliers International Property Consultants from 1989 to 1991, and prior thereto was a financial analyst at Paine Webber Incorporated.

         M. Trent Standley, age 34, served as a Vice President, Secretary and a Director of the Company from May 1995 to March 3, 2000. He also served as President of one of the Company's predecessors, GVI, from 1989 to 1995, as Vice President of two other predecessors, VDI from 1994 to 1995, and GVMC from 1992 to 1995, and as Secretary of a fourth predecessor, NVI, from 1993 to 1995.

         Richard G. Kelly, age 45, joined the Company as Chief Financial Officer in July 1996 and served until March 3, 2000. From January 1994 to June 1996, Mr. Kelly was a shareholder and served as a Director of Moore, Stephens, Reilly, PC and was a shareholder and Vice President of Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly served as Director of Gillis & Kelly, P.C., from 1990 to 1993, at which time the firm merged with Gerald T. Reilly & Co., Certified Public Accountants, Inc. Mr. Kelly is a Certified Public Accountant whose responsibilities included direction of mergers and acquisitions as well as tax and audit related functions.

CURRENT SOLE DIRECTOR AND EXECUTIVE OFFICER OF WEST COAST

         Herbert F. Kozlov, age 47 was appointed as a director and officer of the company in May 2000, replacing James King who was elected sole director and officer in March 2000 and who resigned as a director of the company in May 2000. Mr. Kozlov is currently a partner at Parker Duryee Rosoff & Haft, a New York law firm. Mr. Kozlov is currently serving as the Chairman of the Corporate Department of the firm. As of May 2000, Mr. Kozlov is currently the sole director and officer of West Coast Entertainment Corporation. Mr. Kozlov is also a director of H.M.G. Worldwide Corporation, Alpha Hospitality Corp. and Worldwide Entertainment and Sports Corporation.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations of the Securities and Exchange Commission ("SEC") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of the Company's outstanding Common Stock, to file reports of initial ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the fiscal year ended February 6, 2000, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.

ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose salaries and bonuses exceeded $100,000 for services rendered during the fiscal year ended February 6, 2000 (the "Named Executive Officers"), together with similar information with respect to the Named Executive Officers for each of the fiscal years ended January 31, 1998 and 1999.


                                                     Annual Compensation                Long-Term Compensation
                                                     -------------------
                                                                                              Awards(2)
                                                                                              ---------
         Name and             Fiscal                                  Other Annual         Number of shares             All Other
    Principal Position         Year       Salary         Bonus      Compensation (1)   Underlying Stock Options       Compensation
    ------------------         ----       ------         -----      ----------------   ------------------------       ------------
T. Kyle Standley (3)           2000      $330,000
 President and Chief           1999      $330,000        75,000
 Executive Officer             1998      $230,000            --            --                     --                       --

Richard G. Kelly (3)           2000      $250,000
 Chief Financial               1999      $254,231
 Officer                       1998      $200,000            --            --                     --                       --
Ralph W. Standley III (3)      2000      $200,000
 Chairman of the               1999      $213,639
 Board of Directors            1998      $150,000            --            --                     --                       --
Donald Weiss                   2000      $150,000
 Executive Vice                1999      $150,000
 President                     1998      $150,000            --            --                     --                       --

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

(3) Upon resigning as officers and directors of West Coast, T. Kyle Standley, Ralph W. Standley, III and Richard G. Kelly entered into amended consulting, non-competition and international service agreements with Video City. The amended agreements provide for total payments of $2,925,000 to T. Kyle Standley, $1,225,000 to Ralph W. Standley, III, $500.000 to Richard G. Kelly and $1,250.000 to a company owned by Messrs. Standley and Standley. These amounts are payable by Video City whether or not Video City acquires West Coast. The payments are to be made over approximately seven years in amounts not to exceed $800.000 per year, subject to acceleration if West Coast's bank debt is repaid.

COMPENSATION OF DIRECTORS

         Non-employee directors receive an annual stipend of $10,000 and all directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

         Under the Company's 1995 Director Stock Option Plan, as amended to date (as amended, the "Director Option Plan"), each non-employee director is eligible to receive options for such number of shares of Common Stock and at such times as the Board of Directors may determine, which options have an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Director Option Plan vest over a three-year period, provided the optionholder continues to serve as a director of the Company, and expire ten years from the date of grant. The Director Option Plan was adopted by the Board of Directors and approved by the stockholders of the Company in July 1995, and was amended by the Board of Directors in October 1996. The total number of shares of Common Stock that may be issued under the Director Option Plan is 50,000. Two former directors Messrs. C. Stewart Forbes and Wesley F. Hoag, have each been granted an option under the Director Option Plan to purchase 3,000 shares of Common Stock at an exercise price of $13.00 per share.

Stock Option Grants. There were no options or shares granted to executive officers named in the summary compensation table during fiscal year 2000.

Option Exercises and Year-End Option Table. The named executive officers exercised no stock options during fiscal 2000. They held the following stock options as of February 6, 2000.

                             SHARES           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                           ACQUIRED ON         UNDERLYING OPTIONS              IN-THE-MONEY OPTIONS
                            EXERCISE           AT FISCAL YEAR-END               AT FISCAL YEAR-END
         NAME                  (#)        (EXERCISABLE/UNEXERCISABLE)    (EXERCISABLE/UNEXERCISABLE) (1)
-----------------------    -----------    ---------------------------    -------------------------------
Donald Weiss                   --             2,400         3,600            264                 396

-----------

(1) Based on the closing trading price of West Coast's common stock on February 6, 2000 ($0.36 per share) less the option price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee during the fiscal year ended February 6, 2000, were Wesley F. Hoag and C. Stewart Forbes.

    None of the Company's executive officers serves or has served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such a committee, the entire board of directors) of another entity, one of whose executive officers serves on the Compensation Committee of West Coast.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of the Company's Common Stock as of February 6, 2000 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director and nominee for election as a director, (iii) by each of the executive officers, and (iv) by all directors and executive officers as a group:

                                                                        Shares Beneficially
               Beneficial Owner                                             Owned(1)(2)
               ----------------                                             -----------

                                                                        Number       Percent
                                                                        ------       -------
               5% STOCKHOLDERS:
               Ralph W. Standley III(3)(4)(5)                          1,345,765       9.6
               Ralph W. Standley III Irrevocable Trust(3)(5)             342,819       2.4
               T. Kyle Standley(3)(5)(6)                               1,431,388      10.2
               Marsh & McLennan Companies, Inc.(7)                       975,890       6.9
               OTHER EXECUTIVE OFFICERS:
               Richard G. Kelly(3)
               Donald Weiss(3)                                            43,000
               OTHER DIRECTORS:
               M. Trent Standley(3)(5)(6)                                647,576       4.6
               C. Stewart Forbes                                          14,000         *
               c/o Colliers International
               84 State Street, 5th Floor
               Boston, MA  02109
               Wesley F. Hoag                                              2,000         *
               c/o R. Meeder & Associates
               6000 Memorial Drive
               Columbus, OH  43215
               All directors and executive officers as a group
               (8 persons)(4)(5)(6)                                    3,826,548      27.2

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

(2) Number of shares deemed outstanding includes shares outstanding as of May 15, 2000, and any shares subject to stock options held by the person or entity in question that are currently exercisable or exercisable within 60 days following February 28, 1999.

(3) These persons have an address c/o the Company, 9998 Global Road 2nd Floor Philadelphia, Pennsylvania 19115

(4) Includes 1,281,461 shares held by a revocable trust over which this stockholder has sole voting and dispositive power; also includes 64,304 shares owned by this stockholder's wife as to which this stockholder disclaims beneficial ownership.

(5) Voting and dispositive power over 342,819 shares owned by this trust is held by T. Kyle Standley as trustee. The beneficiaries of the trust are Ralph W. Standley III's children, who include T. Kyle Standley and M. Trent Standley. The numbers of shares in the column next to the names of Ralph W. Standley III, T. Kyle Standley and M. Trent Standley exclude these shares.

(6) All shares owned by this individual are pledged to a bank as loan collateral.

(7) Includes 985,900 shares beneficially owned by Putnam Investments, Inc., which is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. The shares beneficially held by Putnam Investments, Inc. include shares held by two registered investment advisers which Putnam Investments, Inc. wholly owns, Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has granted certain stock options to Messrs. Forbes and Hoag under the Director Option Plan. See Item 11 -- "Executive Compensation -- Compensation of Director".

         Ralph W. Standley III, the Chairman of the Board of Directors of the Company, is indebted to the Company under a promissory note between the Company and Mr. Standley, pursuant to which the Company loaned Mr. Standley $126.103, at an interest rate of 10% per annum. The promissory note is payable on demand. As of February 6, 2000, the aggregate amount (including interest) of the loan outstanding was $148,344.

         T. Kyle Standley, The President and Chief Executive Officer of the Company, is indebted to the Company under a promissory note between the Company and Mr. Standley, pursuant to which the Company loaned Mr. Standley $169,499, at an interest rate of 10% per annum. The promissory note is payable on demand. As of February 6, 2000, the aggregate amount (including interest) of the loan outstanding was $199,394.

         During the fourth quarter of fiscal 2000, the Company determined that the above loans to officers were uncollectible and were consequently written off. Video City has indicated that it does not intend to seek repayment of the loans following acquisition of the Company.

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



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) Financial Statements

    Report of Independent Certified Public Accountants

    Consolidated Balance Sheets at February 6, 2000 and January 31, 1999

    Consolidated Statements of Operations for the fiscal years ended February 6, 2000, January 31, 1999 and 1998

    Consolidated Statements of Cash Flows for the fiscal years ended February 6, 2000, January 31, 1999 and 1998

    Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended February 6, 2000, January 31, 1999 and 1998

    Notes to the Consolidated Financial Statements

    (2) Financial Statement Schedules:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (b) Exhibits:

            EXHIBIT
              NO.                             DESCRIPTION
              ---                             -----------
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

          +3.4           -- Certificate of Correction Filed to Correct a Certain
                            Error in the Second Certificate of Amendment of
                            Certificate of Incorporation

          +3.5           -- Form of Third Certificate of Amendment of
                            Certificate of Incorporation

          +3.6           -- Restated By-Laws

          +3.7           -- Amendment to the Restated By-Laws

          +++++ ++3.8    -- Agreement and Plan of Merger, dated as of August 1,
                            1999, by and among Video City, Inc., Keystone Merger
                            Corp. and the Registrant

          +++++ +3.9     -- First amendment to Merger Agreement between
                            Registrant and Video City, Inc.

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

          +10.37         -- Revolving Credit Note made by the Registrant and its
                            subsidiaries in favor of PNC Bank, National
                            Association, dated as of July 12, 1995

          +10.38         -- Revolving Credit Note made by the Registrant and its
                            subsidiaries in favor of PNC Bank, National
                            Association, dated as of December 15, 1998

          +++++ +10.39   -- Forbearance and Fifth Amendment to Credit Agreement
                            between the Registrant and PNC Bank, NA (as agent)
                            and other financial institutions effective March 3,
                            2000.

          +++++ +10.40   -- Management Agreement between the Registrant and
                            Video City, Inc. effective March 3, 2000.

          +++++ +10.41   -- Amended and Restated Term Sheet between the
                            Registrant and Video City, Inc. effective March 3,
                            2000.

          +++++ +10.42   -- Third Agreement to Credit Agreement as of December
                            15, 1998.

          +21.1          -- Subsidiaries of the Registrant

          23.1           -- Consent of BDO Seidman, LLP

          27             -- Financial Data Schedule

----------

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

++ Incorporated by reference to Exhibits 17 through 21 to the Registrant's Current Report on Form 8-K dated May 17, 1996.

+++ Incorporated by reference to Exhibits 1 through 8 to the Registrant's Current Report on Form 8-K dated October 15, 1996.

++++ Incorporated by reference to the correspondingly numbered exhibits contained in the Registrant's Current Report on Form 8- K, dated December 2, 1996.

+++++ Incorporated by reference to the correspondingly numbered exhibits contained in the Registrant's Current Report on Form 10-K, dated May 5, 1999.

+++++ + Incorporated by reference to the correspondingly numbered exhibits contained in the Registrant's Current Report on Form 8-K, dated March 28, 2000.

+++++ ++ Incorporated by reference to the correspondingly numbered exhibits contained in the Registrant's Current Report on Form 8-K, dated August 10, 1999.


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

The Registrant filed a Current Report on Form 8-K reporting on Item 8 Change in fiscal year on May 15, 1998

The Registrant filed a Current Report on Form 8-K reporting on Item 4 Changes in Registrant's certifying Accountant on November 20, 1998, reporting the termination of PricewaterhouseCoopers LLP.

The Registrant filed a Current Report on Form 8-K reporting on Item 4 Changes in Registrant's certifying Accountant on January 31, 1999, reporting the selection and appointment of BDO Seidman, LLP.

The Registrant filed a Current Report on Form 8-K reporting on Item 5 the third amendment to Credit Agreement on January 27, 1999, reporting amendments effective January 12, 1999 to the existing Credit Agreement.

The Registrant filed a Current Report on Form 8-K reporting on Item 5 on August 10, 1999, the Agreement and Plan of Merger with Video City, Inc.

The Registrant filed a Current Report on Form 8-K reporting on Item 5 the fifth amendment to Credit Agreement on March 3, 2000, reporting on a first amendment to Merger Agreement, a Management Agreement, and an Amended and Restated Term Sheet with Video City, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 21, 2000

                                        WEST COAST ENTERTAINMENT CORPORATION

                                             By:     /s/ Joseph M. Ciano
                                                     -----------------------
                                                         JOSEPH M. CIANO
                                                     PRINCIPAL FINANCIAL AND
                                                       ACCOUNTING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Herbert F. Kozlov     (Principal executive officer and sole Director)     June 21, 2000
         ---------------------
             HERBERT F. KOZLOV

         /s/ Joseph M. Ciano       (Principal financial and accounting officer)        June 21, 2000
         ---------------------
             JOSEPH M. CIANO