Form 10-Q
period 2000-05-07
WEST COAST ENTERTAINMENT CORP
filed 2000-07-20
CIK 1005858

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 7, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________.
                          COMMISSION FILE NO. 0-14023

                      WEST COAST ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  95-3897052
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

          9998 GLOBAL ROAD 2ND FLOOR, PHILADELPHIA, PENNSYLVANIA 19115
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 856-2560



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes --- No ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         The number of shares of Common Stock outstanding as of June 30, 2000 was 14,210,025.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WEST COAST ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                               MAY 7,      FEBRUARY 6,
                                                                                               2000          2000
                                                                                               ------       ------
                                                                                            (Unaudited)
                                              ASSETS
          Current assets:
            Cash                                                                            $    236      $    888
            Accounts receivable and other receivables, net                                       387           377
            Market development funds and co-op receivable                                        722           678
            Merchandise inventory                                                              3,513         6,887
            Prepaid expenses and other current assets                                            368           281
                                                                                            --------      --------
             Total current assets                                                              5,226         9,111

          Rental library, (net of accumulated amortization)                                   21,016        21,132
          Property and equipment, net                                                         15,946        16,506
          Intangible assets (net of accumulated amortization of $91,087 and $90,148 at
             May 7, 2000 and February 6, 2000, respectively)                                  51,593        52,532
          Other assets                                                                         1,023         1,100
                                                                                            --------      --------
               Total assets                                                                 $ 94,804      $100,381
                                                                                            ========      ========


                                                                                                MAY 7,       FEBRUARY 6,
                                                                                                2000           2000
                                                                                               ------         ------
                                                                                             (Unaudited)

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                                                          $  81,795       $  81,571
  Accounts payable                                                                               9,728          12,370
  Accrued expenses                                                                              12,734          11,808
  Income taxes payable                                                                             192             192
                                                                                             ---------       ---------
     Total current liabilities                                                                 104,449         105,941

Other Liabilities                                                                                   63              42
                                                                                              ---------      ---------
Total Liabilities                                                                              104,512         105,983
                                                                                             ---------       ---------

Stockholders' deficit:
   Common stock, $.01 par value per share, 14,210 shares as of  May 7, 2000 of
     which 14,118 shares were issued and outstanding and 14,190 shares as of                       142             142
     February 6, 2000 of which 14,098 shares were issued and outstanding
   Preferred stock ($0.01 par value, 2,000 shares authorized, no shares                             --              --
     issued)
   Additional paid-in capital                                                                  104,102         104,098
   Accumulated deficit                                                                        (113,710)       (109,600)
   Treasury Stock (92 shares of common stock, at cost)                                            (242)           (242)
                                                                                              ---------       ---------
     Total stockholders' deficit                                                                (9,708)         (5,602)
                                                                                             ---------       ---------
     Total liabilities and stockholders' deficit                                             $  94,804       $ 100,381
                                                                                             =========       =========


           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                      WEST COAST ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (Unaudited)


                                                              QUARTERS ENDED

                                                           MAY 7,            MAY 2,
                                                           2000              1999

Revenues:
  Rental revenue                                          $ 21,685       $ 23,406
  Merchandise sales                                          2,299          3,559
  Franchise fees                                                49            308
                                                          --------       --------

Total revenue                                               24,033         27,273
                                                          --------       --------


Operating costs and expenses:
  Store operating expenses                                  11,612         12,676
  Cost of goods sold                                         2,289          2,484
  Amortization of rental library                             5,090          6,494
  Revenue sharing expense                                    1,820          1,266
  Selling, general and administrative expenses               4,310          3,758
  Amortization of intangible assets                            940          1,641
                                                          --------       --------

Total operating costs and expenses                          26,061         28,319

                                                          --------       --------
Loss from operations                                        (2,028)        (1,046)

Other  (income) expense:
  Interest expense, net                                      2,096          2,012
  Other                                                        (14)           (11)

                                                          --------       --------

Loss before taxes                                           (4,110)        (3,047)
Provision for income taxes                                    --               40
                                                          --------       --------

Net loss                                                  $ (4,110)      $ (3,087)
                                                          ========       ========

Loss per common share data:
   Net loss per common share - basic and diluted          $  (0.29)      $  (0.22)
                                                          ========       ========

Weighted average number of common shares outstanding        14,117         14,085
                                                          ========       ========

           See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------

                      WEST COAST ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)



                                                                QUARTERS ENDED
                                                                --------------

                                                             MAY 7,           MAY 2,
                                                              2000            1999
                                                            ------           ------


Cash flows from operating activities:
  Net loss                                                    $(4,110)      $(3,087)
  Adjustments to reconcile net loss to net cash provided
        by operating activities:
     Amortization of debt financing costs                          --           326
     Amortization of videocassette rental library               5,090         6,493
     Depreciation and amortization of property and
        equipment                                                 953           901
     Amortization of intangible assets                            940          1642
Changes in assets and liabilities, net of effects of
acquisitions:
  Decrease (increase) in accounts receivable                      (10)          133
  Decrease (increase) in merchandise inventories                 3374          (537)
  (Increase) decrease in other assets                             (55)          448
  Decrease in accounts payable                                 (2,640)       (2,272)
  Increase (decrease) in accrued expenses                         926          (129)
  Increase in other liabilities                                    21            59
                                                              -------       -------
Net cash provided by operating activities                       4,489         3,977
                                                              -------       -------
Cash flows related to investing activities:
  Purchases of rental library, net                             (4,973)       (6,104)
  Purchases of fixed assets                                      (392)         (706)
                                                              -------       -------
Net cash used in investing activities                          (5,365)       (6,810)
                                                              -------       -------
Cash flows related to financing activities:
  Repayments of long-term debt                                     --           (38)
  Proceeds from borrowings under credit facility                  224         2,341
                                                              -------       -------
Net cash provided by financing activities                         224         2,303
                                                              -------       -------
Net decrease in cash                                             (652)         (530)
Cash, beginning of year                                           888         2,424
                                                              -------       -------
Cash, end of period                                           $   236       $ 1,894
                                                              =======       =======

                                                                                    QUARTERS ENDED
                                                                                    --------------
                                                                                MAY 7,           MAY 2,
                                                                                 2000            1999
                                                                              ------------    ------------
Supplementary disclosures of cash flow information:
  Interest paid                                                                 $   --        $   1,668
  Income taxes paid                                                             $   --        $       4


          See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                      WEST COAST ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements include the accounts of West Coast Entertainment Corporation ("the Company") and all of its wholly owned subsidiaries. These subsidiaries include Giant Video, Inc., G.V. Management Corporation, Nostalgia Ventures, Inc. and Videosmith, Inc. All material intercompany transactions have been eliminated. The financial statements include the operations of companies acquired from the dates of acquisition.

The consolidated balance sheet as of May 7, 2000, the consolidated statement of operations for the quarter ended May 7, 2000, and the consolidated statement of cash flows for the quarter ended May 7, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 6, 2000.

The accompanying interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of May 7, 2000, the results of operations for the quarters ended May 7, 2000 and May 2, 1999, and cash flows for the quarters ended May 7, 2000 and May 2, 1999. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.


2.       GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has a working capital deficit and stockholders' deficit at May 7, 2000. The Company is also in default under its credit facility. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Report of our Independent Certified Public Accountants included in our Annual Report on Form-10K for the year ended February 6, 2000 contains an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.


3.       EARNING PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. All outstanding common stock options, warrants, and preferred stock were not included in the computations of diluted earnings per share because the effect of exercise and/or conversion would have an antidilutive effect on earnings per share.
--------------------------------------------------------------------------------

4. RECENT DEVELOPMENTS

On March 3, 2000, the Company and Video City, Inc. ("Video City") entered into a Management Agreement, pursuant to which Video City will manage and operate West Coast's business until the closing of the proposed merger between Video City and West Coast. The Management Agreement provides that West Coast shall pay management fees for Video City's management services in an amount equal to certain percentages of gross revenues actually collected from the West Coast business less all selling, general and administrative costs and expenses of West Coast incurred and paid in the ordinary course of business (in no event shall the management fee paid by West Coast to Video City be less than $400,000 per calendar month). West Coast may terminate the Management Agreement on or after August 31, 2000. Concurrent with the execution of the Management Agreement, the directors and executive officers of West Coast resigned and Video City moved its principle executive offices from Torrance, California to Philadelphia, Pennsylvania.

In conjunction with the merger, Video City entered into consulting, non-compete and international service agreements with former members of West Coast's Management that provide for total payments of $5,900,000. The payments are to be made over approximately seven years in amounts not to exceed $800,000 per year, subject to acceleration if West Coast bank debt is repaid.

On February 13, 2000 the Company signed a forbearance and fifth amendment to its credit agreement whereby the banks extended the effective date of maturity to the earlier of the completion of the Pending Merger or August 31, 2000.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, particularly under this Item 2, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended February 6, 2000.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the quarter ended May 7, 2000 compared to the quarter ended May 2, 1999.

REVENUES
Revenues decreased $3.3 million, or 11.9%, from $27.3 million for the quarter ended May 2, 1999 to $24.0 million for the quarter ended May 7, 2000. This change reflected a decrease of $1.7 million in rental revenues, a decrease of $1.3 million in merchandise sales and a decrease of $0.3 million in franchise fee revenue. The decreases in store rental and merchandise sales revenues of $3.0 million are attributable to a lower weighted average number of stores owned (after closing underperforming stores primarily during the second and third quarters of last year) which decreased by 21 stores from 256 stores owned during the quarter ended May 2, 1999 to 235 stores owned during the quarter ended May 7, 2000 and accounted for $2.3 million of the total decrease. In addition, a decrease in average per store revenues, arising from the factors described below, accounted for the remaining decrease of $0.7 million in store revenues.

RENTAL REVENUES
Rental revenues decreased $1.7 million, or 7.4%, from $23.4 million for the quarter ended May 2, 1999 to $21.7 million for the quarter ended May 7, 2000. This decrease is primarily attributable to the closing of underperforming stores during the second and third quarters of last year and the resulting decrease in weighted average number of stores owned as discussed above. This decrease in stores owned accounted for a $1.9 million decrease, which was partially offset by $0.2 million increase in average per store revenues, due to the fact that the stores disposed of were relatively low volume stores.

MERCHANDISE AND OTHER SALES
Merchandise and other sales decreased by $1.3 million, or 35.4%, from $3.6 million for the quarter ended May 2, 1999 to $2.3 million for the quarter ended May 7, 2000. This decrease is attributable to the closing of underperforming stores as described above, which caused merchandise and other sales to decrease by $0.3 million. The remaining $1.0 million decrease is due to lower merchandise and other sales as a result of lower store inventory levels which were necessitated by working capital restrictions and sell through competition from mass merchants.

FRANCHISE FEE REVENUE
Franchise fee revenues decreased $.25 million, or 84.1 %, from $0.3 million for the quarter ended May 2, 1999 to $.05 million for the quarter ended May 7, 2000. This is primarily due to a decline in the amount of royalty payments received from franchisees due to a decline in the number of franchisees who make required payments and a decrease in the number of franchise stores from approximately 150 at May 2, 1999 to 74 at May 7, 2000.

STORE OPERATING EXPENSES
Store operating expenses decreased $1.1 million or 8.4% from $12.7 million for the quarter ended May 2, 1999 to $11.6 million for the quarter ended May 7, 2000. The reduction in store expenses is primarily attributable to a reduction in the number of weighted average stores as mentioned above and a reduction in advertising and marketing for the quarter ended May 7, 2000. As a percentage of total revenue, store operating expenses increased 1.8% from 46.5% for the period ended May 2, 1999 to 48.3% for the period ended May 7, 2000, which was primarily attributable to the unfeasibility of cutting store operating expenses to keep pace with the decrease in total revenues.

COST OF GOODS SOLD
Cost of goods sold decreased $ 0.2 million, or 7.9%, from $2.5 million for the quarter ended May 2, 1999 to $2.3 million for the quarter ended May 7, 2000. This decrease was caused by lower merchandise sales and a reduction in the number of weighted average stores. The decrease was offset by approximately
$0.6 million of fees associated with inventory returns. As a percentage of merchandise sales, cost of goods increased 30% from 70% for the quarter ended May 2, 1999 to 100% for the quarter ended May 7, 2000, due to the $0.6 million of fees associated with inventory returns. The Company currently does not anticipate any material return fees associated with returned inventory to be incurred in future quarters.
--------------------------------------------------------------------------------

AMORTIZATION OF RENTAL LIBRARY
Amortization of rental library decreased $1.4 million, or 21.6% from $6.5 million for the quarter ended May 2, 1999 to $5.1 million for the quarter ended May 7, 2000. The reduction in amortization is mainly attributable to the Company purchasing less videocassette inventory due to entering into revenue sharing agreements with studios and the closing of underperforming stores as mentioned above, partially offset by the change in amortization methods to more closely match expenses in proportion with anticipated revenues under revenue sharing agreements.

REVENUE SHARING EXPENSE
Revenue sharing expense increased $0.5 million, or 43.8% from $1.3 million for the quarter ended May 2, 1999 to $1.8 million for the quarter ended May 7, 2000. The increase was due primarily to an increase in revenue sharing activity during the quarter ended May 7, 2000 as compared to the quarter ended May 2, 1999. Revenue sharing expense as a percentage of total revenue was 4.6% for the quarter ended May 2, 1999 compared to 7.6% for the period ended May 7, 2000. The increase was primarily due to the Company purchasing more product this period under studio revenue sharing agreements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $0.5 million, or 14.7% from $3.8 million for the quarter ended May 2, 1999 to $4.3 million for the quarter ended May 7, 2000. The increase in selling, general and administrative expenses was primarily attributable to the payment of management fees to Video City, Inc. and an increase in consulting expense, partially offset by a reduction in salaries, payroll taxes, equipment leases and rent. Selling, general and administrative expenses as a percentage of total revenues was 13.8% for the quarter ended May 2, 1999 compared to 17.9% for the quarter ended May 7, 2000. The percentage increase was due to reasons stated above and the reduction in total revenue as previously discussed.

INTEREST EXPENSE
Interest expense increased $ 0.1 million or 4.2%, from $2.0 million for the quarter ended May 2, 1999 to $2.1 million for the quarter ended May 7, 2000. As a percentage of total revenues, interest expense increased 1.3 percentage points from 7.4% for the quarter ended May 2, 1999 to 8.7% for the quarter ended February 6, 2000; this was primarily due to a reduction in total revenue as previously discussed.

INCOME TAXES
Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a Company will not be realized. Due in large part to the Company's short term divestiture strategy, the losses incurred during fiscal 2000 and the first quarter of fiscal 2001, management cannot determine that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset. According, a full valuation allowance has been established against the deferred tax asset at May 7, 2000.

LIQUIDITY AND CAPITAL RESOURCES
The Company funds its short-term working capital needs, including the purchase of videocassettes and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future videocassette and other inventory purchases and other working capital needs for its existing stores. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future videocassette and inventory purchases.

Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company anticipates that it will operate with a working capital deficit during the fiscal year ending February 4, 2001.
--------------------------------------------------------------------------------

The Company has suffered recurring operating losses and has a working capital deficit and a stockholders' deficit at May 7, 2000. The Company is also in default under its credit facility. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of our Independent Certified Public Accountants included in our Annual Report on Form-10K for the year ended February 6, 2000, contains an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

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

During the current fiscal year, the Company has financed its operations and capital expenditures primarily through available operating cash flow. The increase in net cash provided by operating activities of $512,000 for the quarter ended May 7, 2000 compared to the quarter ended May 2, 1999 was primarily due to a decrease in merchandise inventory and an increase in accrued expenses, partially offset by a decrease in accounts payable. Net cash used in investing activities decreased by $1,445,000 for the quarter ended May 7, 2000 compared to the quarter ended May 2, 1999 primarily due to a decrease in the purchases of videocassette rental inventory and fixed assets. Net cash provided by financing activities decreased $2,079,000 for the quarter ended May 7, 2000 compared to the quarter ended May 2, 1999 mainly due to decreased borrowings under the credit facility and proceeds received from the issuance of debt.

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

Due to non-payment of debt under the terms of the credit facility, prior to September 30, 1999, the banks have the right under a warrant agreement to purchase 5% of the Company's common stock at $0.26 per share. As of June 30, 2000 this warrant has not been exercised.

A majority of the Company's existing lenders ("The Bank Group") have agreed in principle to a complete restructuring of debt that will include repayment of $20 million in cash, issuance of $25 million of senior notes and issuance of $40 million worth of shares of Video City Preferred Stock. The restructuring is contingent upon the Company providing The Bank Group with the cash portion before the forbearance agreement expires on August 31, 2000, and completing the pending merger with Video City.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations. The carrying value of the Company's bank debt approximates fair value at May 7, 2000 and May 2, 1999 since the note related thereto substantially bears interest at a floating rate based upon the lenders' "prime" rate.
--------------------------------------------------------------------------------

YEAR 2000
The Company has not experienced and does not anticipate any material adverse effects on its production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of June 30, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits
                    27 - Financial Data Schedule

         (b) Reports on Form 8-K
On March 28, 2000, the Company filed a current report on form 8-K, dated as of March 3, 2000, to report under Item 5 that West Coast Entertainment (the "Registrant") and Video City, Inc. ("Video City") entered into the Forbearance and Fifth Amendment to Credit Agreement with PNC Bank and other financial institutions, and a First Amendment to Merger Agreement, a Management Agreement, and an Amended and Restated Term Sheet with Video City, Inc. and under Item 7
(c) the following Exhibits 10.1, 2.1, 10.3, 10.2 and 99 .
--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     West Coast Entertainment Corporation

                                                 (Registrant)

      July 19, 2000                         /S/ Herbert F. Kozlov

                                              Herbert F. Kozlov
                                      Sole Director & Executive Officer
                                        (Principal Executive Officer)

      July 19, 2000
                                             /S/ Joseph M. Ciano
                                               Joseph M. Ciano
                                           Chief Accounting Officer
                                     (Principal Financial and Accounting
                                                   Officer)



--------------------------------------------------------------------------------
                                    PAGE 10